Form 10-Q
period 2011-04-30
AAA Best Car Rental Inc
filed 2011-08-09
CIK 1498046

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

2 | Page

3 | Page

PART 1   FINANCIAL INFORMATION

AAA BEST CAR RENTAL INC (A Development Stage Company) Balance Sheets
(Unaudited)

Assets

	April 30,	July 31,
	2011	2010
Current Assets
Cash	$14,183	$7,984
Total Current Assets	14,183	7,984
Long-Term Assets
Fixed Assets	1,042	-

Total Long-Term Assets	1,042	1,177
Total Assets	$15,225	$7,984
Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Loan from Director	$117	$117
Total Current Liabilities	117	117
Total Liabilities	117	117

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
9,700,000 shares issued and outstanding (8,000,000 as of July 31, 2010)	9,700	8,000
Additional paid-in-capital	15,300	-
Deficit accumulated during the development stage	(9,892)	(133)
Total stockholders’ equity	15,108	7,867
Total liabilities and stockholders’ equity	$15,225	$7,984

The accompanying notes are an integral part of these financial statements.

4 | Page

AAA BEST CAR RENTAL INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended April 30, 2011	Nine Months ended April 30, 2011	From Inception On April 30, 2010 to April 30, 2011
Revenue	$-	$1,150	$1,150

Expenses
General and Administrative Expenses	3,541	10,910	11,042
Net (loss) from Operation before Taxes	$(3,541)	$(9,760)	$(9,892)
Provision for Income Taxes	-	-	-
Net (loss)	$(3,541)	$(9,760)	$(9,892)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	8,382,022	8,124,542

The accompanying notes are an integral part of these financial statements.

5 | Page

AAA BEST CAR RENTAL INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months ended April 30, 2011	From Inception On April 30, 2010 to April 30, 2011
Operating Activities
Net (loss)	$(9,760)	$(9,892)
Accumulated Depreciation	135	135
Net cash (used) for operating activities	(9,625)	(9,757)

Investing Activities
Purchase of fixed assets	(1,177)	(1,177)
Net cash (used) for the purchase of fixed assets	(1,177)	(1,177)

Financing Activities
Loans from Director	-	117
Sale of common stock	17,000	25,000
Net cash provided by financing activities	-	25,117

Net increase (decrease) in cash and equivalents	6,198	14,183

Cash and equivalents at beginning of the period	7,985	-
Cash and equivalents at end of the period	$14,183	$14,183

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-
The accompanying notes are an integral part of these financial statements.

6 | Page

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AAA Best Car Rental Inc was founded in the State of Nevada on April 30, 2010. The Company intends to provide car rental service.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through April 30, 2011, the Company has generated $1,150 in revenue and has accumulated losses of $9,892.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,892 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

April 30, 2011

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

April 30, 2011

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended April 30, 2011.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

9 | Page

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2011

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2011 and July 31, 2010.

	April 30, 2011	July 31, 2010
Vehicles	$1,177	$-
Total property and equipment	1,177	-
Less: accumulated depreciation	(135)	-
Property and equipment, net	$1,042	$-

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

During the period Inception (April 30, 2010) to April 30, 2011, the Company sold a total of 9,700,000 shares of common stock for total cash proceeds of $25,000.

NOTE 6 – DUE TO RELATED PARTY

The Director loaned $117 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NOTE 7 – ASSETS

The company purchased a 1996 Chevy Lumina in the amount of $1,177. The company does not intend to sell the vehicle, but rather to rent it out in order to generate revenue.

NOTE 8 - INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of $9,892 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

AAA Best Car Rental Inc. was incorporated in Nevada on April 30, 2010. We plan to offer discounted car rental services. We will offer used domestic cars for rent to our clients such as - Ford Taurus, Ford Focus , Buick Le Sabre , Chrysler Sebring, Chevrolet Impala, Chevrolet Lumina , Chevrolet Malibu, Chrysler Neon. The cars will be in range of 8-10 years old with 80.000-100.000 mileage. The cars will be purchased at wholesale auctions at price range of $2,000-$3,000. Each car will have installed GPS units in it to allow for easy tracking.   On October 4, 2011 we purchased one car. According to our plan of operation, we plan to purchase four to twelve additional used cars to be used to rent to our customers. Our revenue source is from renting our cars to potential customer and from reselling insurance. Since inception through April 30, 2011, the Company has generated $1,150 in revenue and has accumulated losses of $9,892.

CLIENTS

We will service clients who don’t have good credit history and sufficient down payment to qualify for financing to purchase their own car and can’t afford high rates of conventional car rental companies. We plan to obtain our clients from referrals from local body shops, car towing companies and car insurance companies. Body shops will refer clients to us while their car is being worked on in the shop. Car towing companies will refer clients to us whose car is being towed due to being unoperatable. Insurance companies can refer clients to us when they need to provide a replacement vehicle to their clients after an accident.

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

Nine Month Period Ended April 30, 2011 Compared to the period from Inception (April 30, 2010) to April 30, 2011

Our net loss for the nine month period ended April 30, 2011 was $9,760  compared to a net loss of $9,892 during the period from inception (April 30, 2010) to April 30, 2011. During the nine month period ended April 30, 2011, we have generated $1,150 in revenue.

During the nine month period ended April 30, 2011, we incurred general and administrative expenses $10,910 compared to $11,042 incurred during the period from inception (April 30, 2010) to April 30, 2011. General and administrative fee expenses incurred during the nine month period ended April 30, 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 8,090,842 for the nine month period ended April 30, 2011.

Liquidity and Capital Resources

Nine Month Period Ended April 30, 2011

As at April 30, 2011, our total assets were $15,255 compared to $7,984 in total assets at July 31, 2010. Total assets were comprised of $14,183 in cash and $1,042 in fixed assets. As at April 30, 2011, our current liabilities were $117. Current liabilities were comprised of $117 in loan from director.

Stockholders’ equity increased from $7,867 as of July 31, 2010 to $15,108 as of April 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2011, net cash flows used in operating activities was $9,625. Net cash flows used in operating activities was $9,757 for the period from inception (April 30, 2010) to April 30, 2011.

Cash Flows from Investing Activities

For the nine month period ended April 30, 2011, the Company has not generated any cash flows from investing activities.

12 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended April 30, 2011, Net cash provided by financing activities was $17,000 received from proceeds from issuance of common stock. For the period from inception (April 30, 2010) to April 30, 2011, net cash provided by financing activities was $25,177 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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