Form 10-K
period 2011-07-31
AAA Best Car Rental Inc
filed 2011-11-14
CIK 1498046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of October 27, 2011, the registrant had 10,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 14, 2011.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

AAA Best Car Rental Inc. was incorporated in Nevada on April 30, 2010. We plan to offer discounted car rental services. We will offer used domestic cars for rent to our clients such as - Ford Taurus, Ford Focus , Buick Le Sabre , Chrysler Sebring, Chevrolet Impala, Chevrolet Lumina , Chevrolet Malibu, Chrysler Neon. Also we are planning to have domestic minivans such as Dodge Caravan, Plymouth Voyager. The cars and minivans will be in range of 8-10 years old with 80,000-100,000 mileage. The vehicles will be purchased at wholesale auctions at price range of $2,000-$3,000.  Our sole officer and director expects to devote approximately twenty hours per week to us on going forward basis.

 According to our plan of operation, we plan to purchase four to twelve additional used cars to be used to rent to our customers. Our revenue source will be from renting our cars to potential customer and from reselling insurance.

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

We have executed Car Rental Referral Agreement with following auto body repair shops:

       1) OCUA Auto of Paterson NJ .

       2) D&B Auto Repair of Paterson NJ.

Agreements are filed as exhibits to this registration statement, the main terms are:

1.       The Auto body repair shops may refer potential customers to us for a referral fee.

2.       The referral fee shall be calculated as  ten per cent (10%) of the net value of car rental  sold by the Company as a direct result of a referral.

We are planning to execute more agreements with body repair shops in Paterson, New Jersey area. Also we will start to promote our services to insurance companies.

 We also have verbal agreements with following companies:

1. S & Sam auto body shop of Lodi, NJ;  whereby the body shop will refer its customers to us in return of 10% referral fee commission.

2. M& S Towing of Saylorsburg, PA; whereby the company will tow our disabled car to our location in Paterson on $30/hour basis.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “AAAB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of July 31, 2011, no shares of our common stock have traded.

Number of Holders

As of July 31, 2011, the 10,400,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2010 and 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JULY 31, 2011 COMPARED TO FISCAL YEAR ENDED JULY 31, 2010.

Our net loss for the fiscal year ended July 31 2011 was $19,032 compared to a net loss of $133 during the fiscal year ended July 31, 2010. During fiscal year ended July 31, 2011, the Company generated $1,150 in revenue.

During the fiscal year ended July 31, 2011, we incurred general and administrative expenses of $15,441 and amortization expense of $4,164 compared to $133  incurred during fiscal year ended July 31, 2010.  These expenses incurred during the fiscal year ended July 31, 2011 consisted of: bank charges and interest of $152 (2010:  $-16); transfer agent fees of $4,164 (2010:  $-0); professional fees of $11,150 (2010: $-0-); and miscellaneous charges of $4,139 (2010: $117).

Expenses incurred  during  fiscal year ended July 31, 2011  compared to fiscal year ended July 31, 2010  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  8,703,014,315 for the fiscal year ended July 31, 2011 compared to 8,000,000  for the fiscal year ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JULY 31, 2011

As of July 31, 2011, our current assets were $14,190 and our total liabilities were $1,355. As of July 31, 2011, current assets were comprised of $8,354 in cash and $5,836 in prepaid expenses; total liabilities were comprised of $1,117 in advances from a director and $238 in accounts payable.

As of July 31, 2011, our total assets were $14,190 comprised entirely of current assets.  Stockholders’ equity increased from $7,867 as of July 31, 2010 to $12,835 as of July 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2011, net cash flows used in operating activities was ($24,053) consisting of a net loss of ($19,032); increase in prepaid expenses of ($5,836); depreciation expense of $135; loss on sale of fixed assets of $442 and accounts payable of $238. For the fiscal year ended July 31, 2010, net cash flows used in operating activities was $133. Net cash flows used in operating activities was ($24,186) for the period from inception (April 30, 2010) to July 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2011, net cash from financing activities was $25,000, consisting of $24,000 proceeds received from issuances of common stock and $1,000 in loan from a director. For the fiscal year ended July 31, 2010, net cash from financing activities was $8,117 consisting of $8,000 of proceeds received from issuances of common stock and $117 in loan from a director. For the period from inception (April 30, 2010) to July 31, 2011, net cash provided by financing activities was $33,117 consisting of $32,000 of proceeds received from issuances of common stock and $1,117 in loan from a director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2011 and July 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

AAA BEST CAR RENTAL INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets (Audited) as of July 31, 2011 and July 31, 2010
Statements of Operations (Audited) for the year ended July 31, 2011; and the periods from inception (April 30, 2010) to July 31, 2011 and 2010
Statement of Stockholders’ Equity (Audited) from inception (April 30, 2010) to July 31, 2011
Statements of Cash Flows (Audited) for the year ended July 31, 2011; and the periods from inception (April 30, 2010) to July 31, 2011 and 2010
Notes to the Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AAA Best Car Rental Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of AAA Best Car Rental Inc.  (a development stage company) as of July 31, 2011 and 2010 the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended July 31, 2011 and for the periods from April 30, 2010 (inception) through July 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAA Best Car Rental Inc., as of July 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 27, 2011

AAA BEST CAR RENTAL INC (A Development Stage Company) Balance Sheets

Assets

	July 31,	July 31,
	2011	2010
Current Assets
Cash	$8,354	$7,984
Prepaid Expenses	5,836	-
Total Current Assets	14,190	7,984
Long-Term Assets
Fixed Assets	-	-

Total Long-Term Assets	-	-
Total Assets	$14,190	$7,984
Liabilities and Stockholders’ Equity

Current Liabilities
Loan from Director	$1,117	$117
Accounts Payable	238	-
Total Current Liabilities	1,355	117
Total Liabilities	1,355	117

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
10,400,000 shares issued and outstanding (8,000,000 as of July 31, 2010)	10,400	8,000
Additional paid-in-capital	21,600	-
Deficit accumulated during the development stage	(19,165)	(133)
Total stockholders’ equity	12,835	7,867
Total liabilities and stockholders’ equity	$14,190	$7,984

The accompanying notes are an integral part of these financial statements.

AAA BEST CAR RENTAL INC (A Development Stage Company) Statements of Operations
	Year ended July 31, 2011	From Inception On April 30, 2010 to July 31, 2010	From Inception On April 30, 2010 to July 31, 2011
Revenue	$1,150	$-	$1,150

Operating Expenses
General and Administrative Expenses	15,441	133	15,574
Transfer Agent Fees	4,164	-	4,164
Total Operating Expenses	19,605	133	19,738
Loss Before Other Expenses	(19,605)	(133)	(19,738)
Other Expense
Depreciation and Amortization	(135)	-	(135)
Loss on sale of fixed assets	(442)	-	(442)
Net (loss)	$(19,032)	$(133)	$(19,165)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	8,703,014	8,000,000

The accompanying notes are an integral part of these financial statements.

AAA BEST CAR RENTAL INC (A Development Stage Company) Statement of Stockholders’ Equity From Inception on April 30, 2010 to July 31, 2011
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total

Balance at inception on April 30, 2010

Common shares issued for cash at $0.001	8,000,000	$ 8,000	$ -	$ -	$ 8,000
Net (loss)				(133)	(133)
Balance as of July 31, 2010	8,000,000	$ 8,000	$ -	$ (133)	$ 7,867
Common shares issued for cash at $0.01	2,400,000	2,400	21,600	-	24,000
Net (loss)				(19,032)	(19,032)
Balance as of July 31, 2011	10,400,000	$10,400	$ 21,600	$ (19,165)	$ 12,835

The accompanying notes are an integral part of these financial statements.

AAA BEST CAR RENTAL INC (A Development Stage Company) Statements of Cash Flows
	Year ended July 31, 2011	From Inception On April 30, 2010 to July 31, 2010	From Inception On April 30, 2010 to July 31, 2011
Operating Activities
Net (loss) for the period	$ (19,032)	$ (133)	$ (19,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	135	-	135
Loss on sale of fixed assets	442	-	442
Changes in operating assets and liabilities:
Accounts payable	238	-	238
Prepaid expenses	(5,836)	-	(5,836)
Net cash (used) for operating activities	(24,053)	(133)	(24,186)

Investing Activities
Proceed from sale of fixed assets	600	-	600
Cash paid for purchase of fixed assets	(1,177)	-	(1,177)

Net cash (used) for investing activities	(577)	-	(577)

Financing Activities
Loans from Director	1,000	117	1,117
Sale of common stock	24,000	8,000	32,000
Net cash provided by financing activities	25,000	8,117	33,117

Net increase (decrease) in cash and equivalents	370	7,984	8,354

Cash and equivalents at beginning of the period	7,984	-	-
Cash and equivalents at end of the period	$ 8,354	$ 7,984	$ 8,354

Supplemental cash flow information:

Cash paid for:
Interest	-	-	-
Taxes	-	-	-
Non-Cash Activities	-	-	-
	The accompanying notes are an integral part of these financial statements.

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AAA Best Car Rental Inc was founded in the State of Nevada on April 30, 2010. The Company intends to provide car rental service.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through July 31, 2011, the Company has generated $1,150 in revenue and has accumulated losses of $19,165.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $19,165 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Development Stage Company

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Accounting Standards Codification ASC 915-205 “Development-Stage Entities”.  ASC 915-205 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

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

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has $19,165 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the year ended July 31, 2011 and had no uncertain tax positions as at July 31, 2011:

Net deferred tax assets consist of the following components as of:

	July 31, 2011	July 31, 2010
NOL Carryover	$ 6,327	$ 45
Valuation Allowance	(6,327)	(45)
Net deferred tax assets	$ -	$ -

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at July 31, 2011 and 2010, the Company had no potentially dilutive shares.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended July 31, 2011.

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05,

“Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2011

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On July 16, 2010, the Company issued 8,000,000 shares of common stock at a price of $0.001 per share, to its sole Director, for total cash proceeds of $8,000.

In April and May 2011, the Company issued 2,400,000 shares of common stock at a price of $0.01 per share, for total cash proceeds of $24,000.

During the period Inception (April 30, 2010) to July 31, 2011, the Company sold a total of 10,400,000 shares of common stock for total cash proceeds of $32,000.

NOTE 5 – DUE TO RELATED PARTY

The Director loaned $1,117 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NOTE 6- ASSETS

On October 2nd, 2010 the Company purchased a car for $1,177.  On June 29, 2011 the Company sold a car for $600.  The loss on sale of fixed assets was $442 due to the sale price being lower than the purchase price.

NOTE 7- SUBSEQUENT EVENTS

There were no events subsequent to the year ended July 31, 2011 that would warrant further disclosures.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate cash controls – As of July 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at July 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Suresh Gupta E 16th Street, Paterson, NJ 07524	58	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Suresh Gupta has acted as our President, Secretary, Treasurer and sole Director since our incorporation on April 30, 2010.  Suresh Gupta graduated from Allahabad University, Allahabad, India in 1975. He has earned a bachelor’s degree in accounting. From May 1989 till March 2007, he worked for Citi Group Inc on Wall Street in New York as an accountant. From April 2007 till present, Mr. Gupta has been owner of  S & Sam Auto body shop, a private company in Lodi, NJ. From April 2007 till present Mr. Gupta has also owned a used car dealership: Nationwide Auto Network in Paterson, NJ.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole officer and director, Suresh Gupta who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 30, 2010 until July 31, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Suresh Gupta, President, Treasurer and Secretary
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of July 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of July 31, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Suresh Gupta 351E 16th Street, Paterson, NJ 07524	8,000,000 shares of common stock (direct)	76.92%

The percent of class is based on 10,400,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended July 31, 2011, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended July 31 2011, we incurred  approximately  $5,600  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements  for the quarters ended October 31, 2010, January 31, 2011 and April 30, 2011.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101.INS     XBRL Instance Document

101.SCH    XBRL Taxonomy Extension Schema Document

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB   XBRL Taxonomy Extension Label Linkbase Document

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA BEST CAR RENTAL INC.
Dated: November 14, 2011	By: /s/ Suresh Gupta
Suresh Gupta, President and Chief Executive Officer and Chief Financial Officer