Form 10-Q
period 2011-10-31
AAA Best Car Rental Inc
filed 2011-12-15
CIK 1498046

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 14, 2011
Common Stock, $0.001	10,400,000

2 | Page

3 | Page

PART 1   FINANCIAL INFORMATION

AAA BEST CAR RENTAL INC (A Development Stage Company) Balance Sheets

Assets

	October 31,	July 31,
	2011 (Unaudited)	2011 (Audited)
Current Assets
Cash	$3,868	$8,354
Prepaid Expenses	3,336	5,836
Total Current Assets	7,204	14,190
Total Assets	$7,204	$14,190
Liabilities and Stockholders’ Equity

Current Liabilities
Loan from Director	$12,617	$1,117
Accounts Payable	-	238
Total Current Liabilities	12,617	1,355
Total Liabilities	12,617	1,355

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
10,400,000 shares issued and outstanding	10,400	10,400
Additional paid-in-capital	21,600	21,600
Deficit accumulated during the development stage	(37,413)	(19,165)
Total stockholders’ equity (deficit)	(5,413)	12,835
Total liabilities and stockholders’ equity	$7,204	$14,190

The accompanying notes are an integral part of these financial statements.

4 | Page

AAA BEST CAR RENTAL INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three months ended October 31, 2011	Three months ended October 31, 2010	From Inception On April 30, 2010 to October 31, 2011
Revenue	$-	$-	$1,150

Operating Expenses
General and Administrative Expenses	15,475	5,848	31,053
Transfer Agent Fees	2,773	-	6,937
Total Operating Expenses	18,248	5,848	37,990
(Loss) Before Other Expenses	(18,248)	(5,848)	(37,990)
Other Expense
Depreciation	-	-	(135)
(Loss) on sale of fixed assets	-	-	(442)
Net (loss)	$(18,248)	$(5,848)	$(37,413)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	10,400,000	8,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

AAA BEST CAR RENTAL INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three months ended October 31, 2011	Three months ended October 31, 2010	From Inception On April 30, 2010 to October 31, 2011
Operating Activities
Net (loss) for the period	$ (18,248)	$ (5,848)	$ (37,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-	135
Loss on sale of fixed assets	-	-	442
Changes in operating assets and liabilities:
Accounts payable	(238)	-	-
Prepaid expenses	2,500	-	(3,336)
Net cash (used) for operating activities	(15,986)	(5,848)	(40,172)

Investing Activities
Proceed from sale of fixed assets	-	-	600
Cash paid for purchase of fixed assets	-	(1,177)	(1,177)

Net cash (used) for investing activities	-	(1,777)	(577)

Financing Activities
Loans from Director	12,500	-	13,617
Repayment of Loan to Director	(1,000)	-	(1,000)
Sale of common stock	-	-	32,000
Net cash provided by financing activities	11,500	-	44,617

Net increase (decrease) in cash and equivalents	(4,486)	(7,025)	3,868

Cash and equivalents at beginning of the period	8,354	7,984	-
Cash and equivalents at end of the period	$ 3,868	$ 959	3,868

Supplemental cash flow information:

Cash paid for:
Interest	-	-	-
Taxes	-	-	-
Non-Cash Activities	-	-	-
	The accompanying notes are an integral part of these financial statements.

6 | Page

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AAA Best Car Rental Inc was founded in the State of Nevada on April 30, 2010. The Company intends to provide car rental service.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through October 31, 2011, the Company has generated $1,150 in revenue and has accumulated losses of $37,413.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $37,413 as of October 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

October 31, 2011 (unaudited)

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

The Company has $37,413 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031.

8 | Page

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011 (unaudited)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2011 the Company had no potentially dilutive shares.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $0 in advertising costs during the period ended October 31, 2011.

9 | Page

AAA BEST CAR RENTAL INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2011 (unaudited)

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

NOTE 5 – DUE TO RELATED PARTY

As of October 31, 2011 the loan due to Director is $12,617 ($1,117 at July 31, 2011) to the Company.  The amount is due on demand, non-interest bearing and unsecured.

NOTE 6- ASSETS

On October 2nd, 2010 the Company purchased a car for $1,177.  On June 29, 2011 the Company sold a car for $600.  The loss on sale of fixed assets was $442 due to the sale price being lower than the purchase price.

NOTE 7- SUBSEQUENT EVENTS

There were no events subsequent to the three months ended October 31, 2011 that would warrant further disclosures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

AAA Best Car Rental Inc. was incorporated in Nevada on April 30, 2010. We plan to offer discounted car rental services. We will offer used domestic cars for rent to our clients such as - Ford Taurus, Ford Focus , Buick Le Sabre , Chrysler Sebring, Chevrolet Impala, Chevrolet Lumina , Chevrolet Malibu, Chrysler Neon. Also we are planning to have domestic minivans such as Dodge Caravan, Plymouth Voyager. The cars and minivans will be in range of 8-10 years old with 80.000-100.000 mileage. The vehicles will be purchased at wholesale auctions at price range of $2,000-$3,000.  Our sole officer and director expects to devote approximately twenty hours per week to us on going forward basis. Our revenue source will be from renting our cars to potential customer and from reselling insurance.

Since inception through October 31, 2011, the Company has generated $1,150 in revenue and has accumulated losses of $37,413.

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

Three Month Period Ended October 31, 2011 Compared to Three Month Period Ended October 31, 2010.

Our net loss for the three month period ended October 31, 2011 was $18,248 compared to a net loss of $5,848 for the three month period ended October 31, 2010. During the three month periods ended October 31, 2011 and 2010 we have not generated any revenue.

During the three month period ended October 31, 2011, we incurred general and administrative expenses $15,475 compared to $5,848 incurred for the three month period ended October 31, 2010. General and administrative fee expenses incurred during the three month periods ended October 31, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 10,400,000 and 8,000,000 for the three month period ended October 31, 2011 and 2010 respectively.

Liquidity and Capital Resources

Three Month Period Ended October 31, 2011

As at October 31, 2011, our total assets were $7,204 compared to $14,190 in total assets at July 31, 2011. Total assets were comprised of $3,868 in cash and $3,336 in prepaid expenses. As at October 31, 2011, our current liabilities were $12,617. Current liabilities were comprised of $12,617 in loan from director.

Stockholders’ deficit was $5,413 as of October 31, 2011 compare to stockholders' equity of $12,835 as of July 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended October 31, 2011, net cash flows used in operating activities was $15,986. Net cash flows used in operating activities was $5,848 for the three month period ended October 31, 2010.

Cash Flows from Investing Activities

For the three month period ended October 31, 2011, the Company has not generated any cash flows from investing activities.

12 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended October 31, 2011, Net cash provided by financing activities was $11,500 received from Director's loan. For the period from inception (April 30, 2010) to October 31, 2011, net cash provided by financing activities was $44,617 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our July 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AAA BEST CAR RENTAL INC
Dated: December 14, 2011	By: /s/ Suresh Gupta
Suresh Gupta, President and Chief Executive Officer and Chief Financial Officer

16 | Page