Form 10-Q
period 2012-01-31
STEVIA NUTRA CORP.
filed 2012-03-15
CIK 1498046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________ to_________________

Commission File Number 333-170128

STEVIA NUTRA CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3038945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37 Bannisters Road, Corner Brook, Newfoundland, Canada	A2H 1M5
(Address of principal executive offices)	(Zip Code)

(709) 660-3056
(Registrant’s telephone number, including area code)

AAA BEST CAR RENTAL INC., 351 E 16th Street, Paterson, NJ 07524
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☒	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

76,500,000 common shares issued and outstanding as of March 12, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended January 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

January 31, 2012

(unaudited)

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to the Financial Statements	8

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Balance Sheets
(unaudited)

	January 31, 2012 $	July 31, 2011 $

ASSETS

Cash	–	8,354
Prepaid expenses	836	5,836

Total Assets	836	14,190

LIABILITIES

Current Liabilities

Bank indebtedness	40	–
Accounts payable	11,576	238
Due to related parties	–	1,117

Total Liabilities	11,616	1,355

STOCKHOLDERS’ DEFICIT

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 156,000,000 common shares	156,000	156,000

Additional paid-in capital	(111,383)	(124,000)

Accumulated deficit during the development stage	(55,397)	(19,165)

Total Stockholders’ Deficit	(10,780)	12,835

Total Liabilities and Stockholders’ Deficit	836	14,190

(The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2012 $	For the Three Months Ended January 31, 2011 $	For the Six Months Ended January 31, 2012 $	For the Six Months Ended January 31, 2011 $	Accumulated from April 30, 2010 (date of inception) to January 31, 2012 $

Revenue	–	1,150	–	1,150	1,150

Operating Expenses

Amortization	–	–	–	78	135
General and administrative	12,840	1,520	28,315	7,291	43,889
Transfer agent and filing fees	5,144	–	7,917	–	12,081

Total Operating Expenses	17,984	1,520	36,232	7,369	56,105

Loss from operations	(17,984)	(370)	(36,232)	(6,219)	(54,955)

Other expense

Loss on sale of fixed assets	–	–	–	–	(442)

Net Loss	(17,984)	(370)	(36,232)	(6,219)	(55,397)
Net Loss per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding – Basic and Diluted	156,000,000	120,000,000	156,000,000	120,000,000

(The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Statements of Cashflows
(unaudited)

	For the Six Months Ended January 31, 2012 $	For the Six Months Ended January 31, 2011 $	Accumulated from April 30, 2010 (date of inception) to January 31, 2012 $

Operating Activities

Net loss for the period	(36,232)	(6,219)	(55,397)

Depreciation expense	–	78	135
Loss on sale of fixed assets	–	–	442

Changes in operating assets and liabilities:

Bank indebtedness	40	–	40
Prepaid expenses	5,000	–	(836)
Accounts payable and accrued liabilities	11,338	–	11,576

Net Cash Used In Operating Activities	(19,854)	(6,141)	(44,040)

Investing Activities

Purchase of fixed assets	–	(1,177)	(1,177)
Sale of fixed assets	–	–	600

Net Cash Used In Investing Activities	–	(1,177)	(577)

Financing Activities

Proceeds from related party	12,500	–	13,617
Repayment to related party	(1,000)	–	(1,000)
Proceeds from issuance of common shares	–	–	32,000

Net Cash Provided by Financing Activities	11,500	–	44,617

Decrease in Cash	(8,354)	(7,318)	–

Cash – Beginning of Period	8,354	7,985	–

Cash – End of Period	–	667	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Forgiveness of related party debt	12,617	–	12,617

(The accompanying notes are an integral part of these financial statements)

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.     Nature of Operations and Continuance of Business

Stevia Nutra Corp. (the “Company”) was incorporated in the State of Nevada on April 30, 2010 as AAA Best Car Rental Inc. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On January 4, 2012, the Company underwent a change of control where the former President and Director of the Company sold 120,000,000 post-split common shares to a company controlled by the current President and Director of the Company.  In addition to the private sale of common shares, the Company and its Board of Directors changed its name to Stevia Nutra Corp. and changed its principal operations from the business of car rental to focusing on the business of cultivation, development and post-harvest processing of Stevia plants for use as a sweetener.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $55,397. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is July 31.

b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

c)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Basic and Diluted Net Loss per Share

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

f)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

f)	Financial Instruments (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, bank indebtedness, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2012 and July 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Common Stock

On January 11, 2012, the Company increased the authorized number of common shares from 75,000,000 common shares to 200,000,000 common shares and effected a forward split of the Company’s issued and outstanding shares on a basis of 15 for 1. Upon effect of the forward split, the Company’s issued and outstanding shares of common stock increased from 10,400,000 to 156,000,000 shares of common stock, with a par value of $0.001, and has been applied on a retroactive basis.

4.     Related Party Transactions

As at January 31, 2012, the Company owed $nil (2011 - $1,117) to the former President and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.  On January 4, 2012, the former President and Director of the Company provided the Company with a release from any liabilities owed, resulting in a gain on the forgiveness of the loan of $12,617 which has been applied against additional paid-in capital.

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

5.     Commitments

On January 23, 2012, the Company entered into a consulting agreement with a non-related party for services as the Chief Agronomy Officer of the Company. Under the terms of the agreement, the Company will pay $5,416.67 per month, with an annual increase of $853.33 per month and issue 2,500,000 common shares of the Company payable at the rate of 500,000 common shares per annum over a period of five years commencing March 5, 2012.

6.     Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after January 31, 2012 with the exception of the following:

a)
On March 9, 2012, our wholly-owned subsidiary, Mighty Mekong Agro Industries Co., Ltd., entered into and closed a Lease Agreement with Sara Ramany, a resident of Cambodia, for the lease of 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia.  The land is intended to be used in agricultural production, and more specifically in the cultivation and propagation of Stevia plants.

b)	On March 9, 2012, the President and Director of the Company returned 80,000,000 common shares to Treasury, and were effectively cancelled.

c)	On March 5, 2012, the Company issued 500,000 common shares for consulting services as noted in Note 5.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Stevia Nutra Corp., unless otherwise indicated.

GENERAL OVERVIEW

AAA Best Car Rental Inc. was incorporated in Nevada on April 30, 2010. We planned to offer discounted car rental services, by acquiring late model vehicles from used car auctions.  On January 4, 2012 we underwent a change of control and a change in management through the purchase of 8,000,000 pre-split shares of our stock by Atlantic and Pacific Communications Inc., from our former director and officer, Suresh Gupta.  On January 11, 2012 we received approval from our board of directors, and Atlantic and Pacific Communications Inc., our majority shareholder, to effect a change of name to Stevia Nutra Corp., an increase in our authorized capital to 200,000,000 shares of common stock and a forward split of our currently issued and outstanding shares on a 1 old for 15 new basis.  On January 25, 2012, we filed a certificate of amendment to change our name to Stevia Nutra Corp., with the Secretary of State of Nevada.  We maintain our business offices at 37 Bannisters Road, Corner Brook, Newfoundland, Canada, A2H 1M5, and our telephone number is (709) 660-3056.

OUR CURRENT BUSINESS

As our company was unable to secure the financing required to continue with the car rental business, on January 4, 2012, in conjunction with the change in control, we changed our business focus the business of cultivation, development and post harvest processing of Stevia plants for use as a sweetener.  On March 9, 2012 our wholly owned subsidiary, Mighty Mekong Agro Industries Co., Ltd., entered into and closed a Lease Agreement with Sara Ramany, a resident of Cambodia for the lease of 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia.  The land is intended to be used in agricultural production, and more specifically in the cultivation and propagation of Stevia plants.

Our initial plan of operations is to organize an operational team on the ground in Cambodia, open an administration office, construct a Stevia propagation center and construct greenhouses and a nursery. Following these developments, we anticipate propagating more than 1,000,000 seedlings ready for plantation and install approximately ten hectares of Stevia plants.

RESULTS OF OPERATIONS

Working Capital

	January 31, 2012	July 31, 2011
	$	$
Current Assets	836	14,190
Current Liabilities	11,616	1,355
Working Capital (Deficit)	(10,780)	12,835

Cash Flows

	Six months ended January 31, 2012 $	Six months ended January 31, 2011 $

Cash Flows from (used in) Operating Activities	(19,854)	(6,141)
Cash Flows from (used in) Investing Activities	-	(1,177)
Cash Flows from (used in) Financing Activities	11,500	-
Net Increase (decrease) in Cash During Period	(8,354)	(7,318)

Operating Revenues

During the three and six months ended January 31, 2012, the Company did not have any operating revenues compared with $1,150 of revenue for the three and six months ended January 31, 2011.

Operating Expenses and Net Loss

Three months ended January 31, 2012 and 2011
Operating expenses for the three months ended January 31, 2012 was $17,984 compared with $1,520 for the three months ended January 31, 2011. The increase in operating expenses was attributed to an increase of $11,320 in general and administrative costs relating to management fees and professional fees incurred with respect to the private sale of common shares, change in management, and standard SEC filing requirements and $5,144 in transfer agent fees.

Six months ended January 31, 2012 and 2011
Operating expenses for the six months ended January 31, 2012 was $36,232 compared with $7,369 for the six months ended January 31, 2011. The increase in operating expenses was attributed to an increase of $21,024 in general and administrative costs relating to management fees and professional fees incurred with respect to the private sale of common shares, change in management, and standard SEC filing requirements, and $7,917 in transfer agent fees.

As at January 31, 2012, the Company had a net loss of $36,232 or $nil per share compared with a net loss of $6,219 or $nil per share as at January 31, 2011.

Liquidity and Capital Resources

As at January 31, 2012, the Company cash and total assets of $836 compared with a cash balance of $8,354 and total assets of $14,190 as at July 31, 2011.  The decrease in cash is attributed to the fact that the Company utilized cash for operating expenditures and received only $11,000 of new financing from a related party.  The decrease in total assets is attributed to the decrease in cash and the decrease in prepaid expenses of $5,000 for amounts that were expensed as incurred during the year.

As at January 31, 2012, the Company had total liabilities of $11,616 compared with total liabilities of $1,355 as at July 31, 2011.  The increase in total liabilities was attributed to an increase in accounts payable of $11,338 due to unpaid expenditures incurred during the year as the Company did not have sufficient cash flow to repay outstanding obligations, and the increase was offset by a decrease in amounts owing to related parties of $1,117 due to settlement of outstanding amounts owing to the former President and Director of the Company.

As at January 31, 2012, the Company had a working capital deficit of $10,780 compared with a working capital surplus of $12,835 as at January 31, 2011.  The increase in working capital deficit was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

During the period ended January 31, 2012, the Company did not issue any new common shares or cancelled any existing common shares.

Cashflow from Operating Activities

During the period ended January 31, 2012, the Company used cash of $19,854 for operating activities as compared to use of $6,141 during the period ended January 31, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred by the Company during the year.

Cashflow from Investing Activities

During the period ended January 31, 2012, the Company did not have any investing activities compared with the use of $1,177 during the period ended January 31, 2011 relating to the purchase of fixed assets.

Cashflow from Financing Activities

During the period ended January 31, 2012, the Company received proceeds of $11,500 compared with $nil for the period ended January 31, 2011.  The proceeds received included $11,000 in financing from a related party.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On January 4, 2012, Suresh Gupta resigned as president, secretary, treasurer and director of our company.  Mr. Gupta’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Gupta’s resignation, we appointed Brian W. Dicks as president, secretary, treasurer and director of our company to fill the ensuing vacancy, effective January 4, 2012.

Item 6.  Exhibits

Exhibit No.	Document

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)

3.3	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)

3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2012)

(10)	Material Contracts

10.1
Share Purchase Exchange Agreement between our company, Suresh Gupta and Atlantic and Pacific Communications Inc. dated January 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 12, 2012)

10.2	Release of Suresh Gupta dated January 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 12, 2012)

10.3	Consulting Agreement between our company and Dr. Ahmed Attia El Sheikh dated January 23, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2012)

10.4	Lease Agreement, dated March 9, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 13, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA NUTRA CORP.
(Registrant)

Date: March 15, 2012	/s/ Brian W. Dicks
Brian W. Dicks
President, Secretary, Treasurer and Director
(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)