Form 10-Q
period 2012-04-30
STEVIA NUTRA CORP.
filed 2012-06-13
CIK 1498046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

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
76,675,001 common shares issued and outstanding as of June 14, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended April 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

April 30, 2012

(unaudited)

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	8 - 11

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	April 30, 2012 $	July 31, 2011 $

ASSETS

Cash	28,855	8,354
Accounts receivable	350	–
Prepaid expenses and deposits	8,675	5,836

Total Current Assets	37,880	14,190

Long Term Deposits	16,000	–

Total Assets	53,880	14,190

LIABILITIES

Current Liabilities

Accounts payable	29,610	238
Due to related parties	–	1,117

Total Current Liabilities	29,610	1,355

Notes Payable	20,000	–

Total Liabilities	49,610	1,355

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share

Issued and outstanding: 76,333,334 and 156,000,000 common shares, respectively	76,633	156,000

Common Stock Subscribed	25,000	–

Subscription receivable	(10,000)	–

Additional Paid-in Capital	347,984	(124,000)

Accumulated deficit during the development stage	(435,347)	(19,165)

Total Stockholders’ Equity	4,270	12,835

Total Liabilities and Stockholders’ Equity	53,880	14,190

 (The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2012 $	For the Three Months Ended April 30, 2011 $	For the Nine Months Ended April 30, 2012 $	For the Nine Months Ended April 30, 2011 $	Accumulated from April 30, 2010 (date of inception) to April 30, 2012 $

Revenue	–	–	–	1,150	1,150

Operating Expenses

Amortization	–	–	–	135	135
General and administrative	378,474	3,541	406,789	10,775	422,363
Transfer agent and filing fees	1,476	–	9,393	–	13,557

Total Operating Expenses	379,950	3,541	416,182	10,910	436,055

Loss before other expense	(379,950)	(3,541)	(416,182)	(9,760)	(434,905)

Other expense

Loss on sale of fixed assets	–	–	–	–	(442)

Net Loss	(379,950)	(3,541)	(416,182)	(9,760)	(435,347)
Net Loss per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding – Basic and Diluted	140,931,144	125,730,330	140,930,687	121,868,130

 (The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Cashflows
(unaudited)

	For the Nine Months Ended April 30, 2012 $	For the Nine Months Ended April 30, 2011 $	Accumulated from April 30, 2010 (date of inception) to April 30, 2012 $

Operating Activities

Net loss for the period	(416,182)	(9,760)	(435,347)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	–	135	135
Loss on sale of fixed assets	–	–	442
Shares issued for services	300,000	–	300,000

Changes in operating assets and liabilities:

Accounts receivable	(350)	–	(350)
Prepaid expenses	(2,839)	–	(8,675)
Accounts payable and accrued liabilities	29,372	–	29,610
Security deposits	(16,000)	–	(16,000)

Net Cash Used In Operating Activities	(105,999)	(9,625)	(130,185)

Investing Activities

Purchase of fixed assets	–	(1,177)	(1,177)
Sale of fixed assets	–	–	600

Net Cash Used In Investing Activities	–	(1,177)	(577)

Financing Activities

Proceeds from related party	11,500	–	12,617
Proceeds from promissory note	20,000	–	20,000
Proceeds from issuance of common shares	80,000	17,000	112,000
Proceeds from common stock subscribed	15,000	–	15,000

Net Cash Provided by Financing Activities	126,500	17,000	159,617

Change in Cash	20,501	6,198	28,855

Cash – Beginning of Period	8,354	7,985	–

Cash – End of Period	28,855	14,183	28,855

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Forgiveness of related party debt	12,617	–	12,617
Cancellation of common shares	80,000	–	80,000

 (The accompanying notes are an integral part of these financial statements)

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.     Nature of Operations and Continuance of Business

Stevia Nutra Corp. (the “Company”) was incorporated in the State of Nevada on April 30, 2010. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

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

On January 20, 2012, Mighty Mekong Argo Industries Co., Ltd., the Company’s wholly owned subsidiary, was incorporated in the Kingdom of Cambodia to assist with the cultivation and propagation of Stevia plants.

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of April 30, 2012, the Company has not recognized any revenue, and has an accumulated deficit of $435,347. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is July 31.

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

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

c)	Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)	Prepaid expenses and deposits

The Company has classified prepaid expenses and deposits held for less than one year as current assets and security deposits held for periods longer than one year as long-term assets.

f)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

g)	Financial Instruments

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

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

g)	Financial Instruments (continued)

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

h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2012 and July 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Cambodian riels. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

3.     Notes Payable

On March 5, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 5, 2014. As at April 30, 2012, accrued interest of $77 (2011 - $nil) was recorded in accounts payable and accrued liabilities.

On March 29, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 29, 2014. As at April 30, 2012, accrued interest of $45 (2011 - $nil) was recorded in accounts payable and accrued liabilities.

4.     Common Stock

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

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

4.     Common Stock (continued)

On March 5, 2012, the Company issued 500,000 common shares with a fair value of $300,000 to the Company’s Chief Agronomy Officer pursuant to the consulting agreement dated January 21, 2012. The fair value of the shares was based on the share price per private placements issued during the same period.

On March 9, 2012, a company controlled by the President of the Company cancelled 80,000,000 common shares of the Company.

On April 4, 2012, the Company issued 91,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $55,000.

On April 18, 2012, the Company issued 41,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $25,000.

On April 27, 2012, the Company authorized the issuance of 41,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $25,000. The shares were issued subsequent to period end and included as common stock subscribed and $10,000 of the proceeds were received subsequent to period end and included in subscription receivable.

5.     Related Party Transactions

As at April 30, 2012, the Company owed $nil (2011 - $1,117) to the former President and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.  On January 4, 2012, the former President and Director of the Company provided the Company with a release from any liabilities owed, resulting in a gain on the forgiveness of the loan of $12,617 which has been applied against additional paid-in capital.

6.     Commitments

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

On March 9, 2012, the Company’s wholly owned subsidiary, Mighty Mekong Argo Industries Co., Inc., entered into a land lease agreement whereby Mighty Mekong will lease 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia to be used for the cultivation and propagation of Stevia plants for US$10,000 per year.

7.     Subsequent Events

41,667 common shares were issued subsequent to year end pursuant to the private placement approved by the Board of Directors on April 27, 2012 and included as common shares subscribed.

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

Effective March 5, 2012, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), we changed our name from AAA Best Car Rental Inc. to Stevia Nutra Corp.  In addition, our issued and outstanding shares of common stock increased from 10,400,000 shares of common stock to 156,000,000 shares of common stock, par value of $0.001, pursuant to a 1:15 forward split of our issued and outstanding shares of common stock.

Also effective March 5, 2012, our authorized capital increased from 75,000,000 shares of common stock to 200,000,000 shares of common stock, par value of $0.001.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2012 $	July 31, 2011 $

Current Assets	37,880	14,190
Current Liabilities	29,610	1,355
Working Capital	8,270	12,835

Cash Flows

	Nine months ended April 30, 2012 $	Nine months ended April 30, 2011 $

Cash Flows from (used in) Operating Activities	(105,999)	(9,625)
Cash Flows from (used in) Investing Activities	-	(1,177)
Cash Flows from (used in) Financing Activities	126,500	17,000
Net Increase (decrease) in Cash During Period	20,501	6,198

Operating Revenues

During the three and nine months ended April 30, 2012, our company did not have any operating revenues compared with $nil of revenue for the three months and $1,150 of revenue for the nine months ended April 30, 2011.

Operating Expenses and Net Loss

Three months ended April 30, 2012 and 2011

Operating expenses for the three months ended April 30, 2012 were $379,950 compared with $3,541 for the three months ended April 30, 2011.  The increase in operating expenses was attributed to an increase of $374,933 in general and administrative costs relating to consulting fees, management fees and professional fees incurred with respect to the private sale of common shares, change in management, and standard SEC filing requirements and $1,476 in transfer agent fees.

Nine months ended April 30, 2012 and 2011

Operating expenses for the nine months ended April 30, 2012 was $416,182 compared with $10,910 for the nine months ended April 30, 2011.  The increase in operating expenses was attributed to an increase of $396,014 in general and administrative costs relating to consulting, management fees and professional fees incurred with respect to the private sale of common shares, change in management, and standard SEC filing requirements, and $9,393 in transfer agent fees offset by a decrease in amortization expenses of $135.

As at April 30, 2012, our Company had a net loss of $416,182 or $nil per share compared with a net loss of $9,760 or $nil per share as at April 30, 2011.

Liquidity and Capital Resources

As at April 30, 2012, our company had a cash balance of $28,855 and total assets of $53,880 compared with a cash balance of $8,354 and total assets of $14,190 as at July 31, 2011.  The increase in cash is attributed to the fact that our company utilized cash for operating expenditures offset by proceeds of $80,000 from issuance of common shares, $15,000  from common shares subscribed, $20,000 from promissory notes payable and $11,500 of new financing from a related party.  The increase in total assets is attributed to the increase in cash and the increase in accounts receivable of $350 for HST receivable, prepaid expenses of $2,839 for prepaid amounts paid for annual lease payment and $16,000 for long term deposits for security deposits on lease and rental agreements.

As at April 30, 2012, our company had total liabilities of $49,610 compared with total liabilities of $1,355 as at July 31, 2011.  The increase in total liabilities was attributed to an increase in accounts payable of $29,372 due to unpaid expenditures incurred during the year and $20,000 for proceeds received in exchange for a promissory notes payable, with the increase being offset by a decrease in amounts owing to related parties of $1,117 due to settlement of outstanding amounts owing to the former President and Director of our company.

As at April 30, 2012, our company had a working capital surplus of $8,270 compared with a working capital surplus of $12,835 as at July 31, 2011.  The decrease in working capital surplus was due to the increase in accounts payable offset with the increase in current assets relating to cash from proceeds from the issuance of shares and promissory notes payables offset by operating expenditures for the period along with increases in accounts receivable for HST receivable, prepaid expenses paid for annual lease payment and decrease in due to related parties.

During the period ended April 30, 2012, our company issued 633,334 new common shares and cancelled 80,000,000 existing common shares.

Cashflow from Operating Activities

During the nine month period ended April 30, 2012, our company used cash of $105,999 for operating activities as compared to use of $9,625 during the nine month period ended April 30, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred by our company during the year.

Cashflow from Investing Activities

During the nine month period ended April 30, 2012, our company did not have any investing activities compared with the use of $1,177 during the nine month period ended April 30, 2011 relating to the purchase of fixed assets.

Cashflow from Financing Activities

During the nine month period ended April 30, 2012, our company received proceeds of $126,500 compared with $17,000 for the nine month period ended April 30, 2011.  The proceeds received included $11,500 in financing from a related party, $20,000 from issuance of promissory notes payable, $80,000 from proceeds received from issuance of common shares and $15,000 from common stock subscribed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

The consolidated financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  Our company’s fiscal year end is July 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Prepaid Expenses and Deposits

Our company has classified prepaid expenses and deposits held for less than one year as current assets and security deposits held for periods longer than one year as long-term assets.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Our company’s financial instruments consist principally of cash, bank indebtedness, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2012 and July 31, 2011, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Cambodian riels. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2012, we issued 500,000 common shares with a fair value of $300,000 to our company’s Chief Agronomy Officer pursuant to the consulting agreement dated January 21, 2012. The fair value of the shares was based on the share price per private placements issued during the same period. All of these shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On March 5, 2012, we appointed Dr. Ahmed Attia El Sheikh as out Chief Agronomy Officer.

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

STEVIA NUTRA CORP.
(Registrant)

Date: June 13, 2012	/s/ Brian W. Dicks
Brian W. Dicks
President, Secretary, Treasurer and Director
(Principal Executive Officer Principal Financial Officer and Principal Accounting Officer)