Form 10-K
period 2012-07-31
STEVIA NUTRA CORP.
filed 2012-11-06
CIK 1498046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	July 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-170128

STEVIA NUTRA CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3038945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Bannisters Road, Corner Brook, Newfoundland, Canada	A2H 1M5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(709) 660-3056

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2012was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
77,430,834 common shares as of October 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.       Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” refer to Stevia Nutra Corp., and, unless otherwise indicated, our wholly owned subsidiary, Health Power Trading Ltd., a British Virgin Islands company and our wholly owned subsidiary, Mighty Mekong Agro Industries Co. Ltd., a Cambodian company.

General Overview

We were incorporated in Nevada on April 30, 2010 under the name AAA Best Car Rental Inc. We planned to offer discounted car rental services, by acquiring late model vehicles from used car auctions.  On January 4, 2012 we underwent a change of control and a change in management through the purchase of 8,000,000 pre-split shares of our stock by Atlantic and Pacific Communications Inc., from our former director and officer, Suresh Gupta.  On January 11, 2012 we received approval from our Board of Directors, and Atlantic and Pacific Communications Inc., our majority shareholder, to effect a change of name to Stevia Nutra Corp., increase our authorized capital to 200,000,000 shares of common stock and to effect a forward split of our issued and outstanding shares on a 1 old for 15 new basis.  On January 25, 2012, we filed a certificate of amendment to change our name to Stevia Nutra Corp., with the Secretary of State of Nevada which became effective in the State of Nevada on March 5, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”).  We maintain our business offices at 37 Bannisters Road, Corner Brook, Newfoundland, Canada, A2H 1M5, and our telephone number is (709) 660-3056.

Effective March 5, 2012, in accordance with approval from FINRA, we changed our name from AAA Best Car Rental Inc. to Stevia Nutra Corp.  In addition, our issued and outstanding shares of common stock increased from 10,400,000 shares of common stock to 156,000,000 shares of common stock, par value of $0.001, pursuant to a 1:15 forward split of our issued and outstanding shares of common stock.

Also effective March 5, 2012, our authorized capital increased from 75,000,000 shares of common stock to 200,000,000 shares of common stock, par value of $0.001.

Effective April 17, 2012, our common stock changed from “AAAB” to “STNT” to better reflect the new name of our company.

Our Current Business

As our company was unable to secure the financing required to continue with the car rental business, on January 4, 2012, in conjunction with a change in control, we changed our business focus to the business of the cultivation, development and post-harvest processing of Stevia plants for use as a sweetener.  On March 9, 2012, our wholly owned subsidiary, Mighty Mekong Agro Industries Co., Ltd., entered into and closed a lease agreement with Sara Ramany, a resident of Cambodia, for the lease of 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia.  The land is intended to be used in agricultural production, and more specifically in the cultivation and propagation of Stevia plants.

Our initial plan of operation is to organize an operational team on the ground in Cambodia, open an administration office, construct a Stevia propagation center and construct greenhouses and a nursery.  Following these developments, we anticipate propagating more than 1,000,000 seedlings ready for plantation and installing approximately ten hectares of Stevia plants.

Effective June 1, 2012, we entered into a consulting agreement with Atlantic and Pacific Communications Ltd., a company controlled by Brian W. Dicks, whereby Mr. Dicks has agreed to provide consulting services as our company’s president, for a period ending June 1, 2014.  In consideration for Mr. Dicks agreeing to provide such consulting, we have agreed to pay Mr. Dicks a salary of $3,500 per month during the term of the consulting agreement.

Also effective June 1, 2012, Mighty Mekong Agro Industries Co. Ltd., our wholly-owned subsidiary, entered into an agreement with Ecologica Co. Ltd., whereby Ecologica has agreed to provide certain services, associated with the cultivation of stevia, to Mighty Mekong and our company for a period of twelve months.  Pursuant to the terms of the agreement, Ecologica will receive a salary of $7,000 per month, in consideration for the services provided.

On August 20, 2012, we entered into an investment agreement with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company. Pursuant to the terms of the investment agreement, Fairhills shall commit to purchase up to $3,000,000 of our common stock over a period of up to 36 months.

In connection with the Investment Agreement, we also entered into a registration rights agreement with Fairhills on August 20, 2012. Pursuant to the registration rights agreement, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 11,000,000 shares of the common stock underlying the investment agreement within 21 days after the closing of the investment agreement. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the investment agreement and maintain the effectiveness of such registration statement until termination in accordance with the investment agreement.

In connection with the financing agreement, we also entered into a securities purchase agreement with Fairhills.  Pursuant to the securities purchase agreement, Fairhills has agreed to purchase 312,500 shares of our common stock at $0.24 per share for total proceeds of $75,000.

The securities purchase agreement also contains a price protection provision. According to the price protection provision, the shares to be purchased pursuant to the securities purchase agreement will be valued at 25% discount to the price of our common stock on the effectiveness date (the “Share Value”).  In the event that the Share Value is less than $75,000, we will issue additional shares of registered common stock to Fairhills Capital, such that the value of the total shares being issued by us to Fairhills Capital will total $75,000.

Products

We are in the development stage and have not yet produced any commercially viable amounts of Stevia leaf.  We have recently acquired rights to land in Cambodia which we anticipate using for Stevia cultivation and production.  As laid out above, we will begin the process of building our company into a Stevia producer by organizing an operational team and constructing greenhouses, a nursery and a propagation center.

Stevia (Stevia rebaudiana B.) is a crop of the family asteraceae.  Fresh Stevia leaves are approximately 15 times sweeter than raw cane sugar. In order for the Stevia leaves to be used as a sweetener in baking or cooking, it is necessary to dry the leaves. This process removes the moisture and concentrates sweetness in the leaves. This process also acts as a preservative so the leaves can be used in the future. Once the leaves have been dried, they are crushed and this increases the sweetness from 15 times sweeter than sugar to 30 – 40 times. Dried Stevia leaves can be used to brew tea or as an added sweetener in drinks or cooking. Stevia leaves are an excellent dietary supplement as they contain proteins, iron, calcium, potassium, sodium, magnesium, vitamin A and vitamin C. Stevia leaves can be purchased whole, crushed, in tea bags or as a fine green powder.

Stevia extracts are used to sweeten food and beverages globally; with no known side effects, Stevia extracts have become a major addition to the sweetener and natural food market. In order to extract Stevia, the leaves are harvested during a cold period so that more sugar is accumulated in the leaves. The harvested Stevia leaves are then sun-dried and left in conditions with good air circulation.  The dried leaves are then crushed and put through a clarification and crystallization process where the sweetening elements, known as ‘glycosides’ are extracted (otherwise known as steviaglycocides). A second important component is also extracted at this point, Rebaudioside A (“Reb-A”) which is the sweetest element of the plant, approximately 400 times sweeter than sugar.  Stevia has been actively used in the food industry in Asia since the 1970’s and were pioneered as a processed food additive in Japan.  In 2008 steviol glycosides were recognized as safe for use as a sweetener in foods and beverages in the United States, Mexico, Australia, New Zealand and other countries. At the same time, Reb-A was granted Generally Recognized as Safe (“GRAS”) status by the US Food and Drug Administration (“FDA”).

Reb-A has the least bitterness of all the steviol glycosides in the Stevia plant. To produce Reb-A commercially, Stevia plants are dried and subjected to a water extraction process. This crude extract contains about 50% Reb-A; its various glycoside molecules are separated via crystallization techniques, typically using ethanol or methanol as solvent. This allows the manufacturer to isolate pure Reb-A

Management of Stevia cultivation is yet to mature in many regions and cultivators are still on a learning curve. While tolerant of most soil types, Stevia is normally grown on a sandy loam or loam. Stevia occurs naturally on soils of ph+ 4 to 5, but thrives with soil ph+ as high as 7.5. However, Stevia does not tolerate saline soils. Normally there is no pest or disease incidence reported in this crop.  Stevia does not appear as a crop that displaces to traditional crops as the coffee, maize, etc., but as a complementary item in agro-product diversification and an economic alternative for the small land holder allowing additional revenue to the farmers.  The largest single factor of Reb A production is varietal specific. There are many commercially available varieties available today. Low quality leaf either has no buyers or is purchased for low value.  Reb-A increases as the plant matures and grows and concentrates with sun light over time. Upon flowering, the sweetness content decreases. Accordingly, commercial harvesting is optimal at time of flowering and delaying flowering is the key to commercial farming success so Reb A is maximized.  Virtually all of the commercial production of Stevia is today undertaken between 30 and 45 degrees latitude. With new varieties and using altitude, there are also commercial farms in latitude, equatorial regions of Colombia, Peru and Kenya.   Increasingly, more trials are happening in tropical areas. Equatorial (and altitude) locations may compensate for shorter days with higher light intensity resulting in comparable sweetness and Reb-A content.

Chinese farms typically harvest once or twice a year (due to winter season above 30 degrees latitude). Equatorial Farms such as those in Peru, Colombia and Kenya, can achieve 4 to 6 commercial harvests per year. However, delaying flowering and hence less harvests, likely increases Reb A.  Subsequent yield harvest increases over time as the plant has more branching and a better root system. Some varieties experience a decline in Reb A over time (but this is still not clear on new cultivars). Yields range from 2,000 kg to 16,000 kg per hectare per year and the average is likely on the lower end, from 4,000 to 5,000.

Stevia is commercialized in the shape of dry leaf, concentrated liquid, pulverized leaves or white concentrated powder. The liquid and the pulverized leave have a light herbal aftertaste.  The concentrated liquid of green blackish color is approximately 70 times sweeter than the sugar. The pulverized leaf is some 30 times more sweet that it is a sugar. Stevia, in the shape of white concentrated powder is 150 times sweeter than sugar.

The cultivation and harvest of Stevia is labor intensive.  The process we plan to undertake on our land, as described below, will be carried out by experienced agriculturists to ensure a healthy, fast growing and productive crop. The following is a summary of the steps involved in Stevia cultivation:

●	Ground conditioning: the areas where the crop will be cultivated need to be cleared of debris, shrubs, and any remaining vegetation.

●	Production of fertilizers: organic debris can be process and turned into organic fertilizer for the fields, improving soil nutrients and crop yield.

●	Maintenance of lines and inter rows: This is important in order to promote rapid vegetative growth of Stevia, which takes place from the total cycle of production.

●	Fertilization: This will be conducted to maximize plant growth and maintain nutrients lost at harvest. Natural fertilizers are employed as much as possible.

●
Pruning: this will be done by hand and will begin six months after the first round of pollination. Pruning simply involves removing rotten or damaged branches to maintain the health of the plant. After the harvested cycle we use a pre emergent herbicide to control the herb.

●
Harvesting: This will occur 4 to 6 times in the year as soon as the leaves ripen to contain maximum total glycoside content. The harvested must be processed quickly in order to minimize the destructive acids that will accumulate after harvested action and will be taken directly to a hopper located close to the fields.

Once harvested, the raw material will be taken to the dry plant nearby where it will be processed.  The processing is anticipated to take place as follows:

●	Weighing: The fresh row material is weighed when it enters the plant then transferred into the horns to dry

●	Dry: The Reb-A are concentrated by a series of hot air and rotations cylinders machines in the dry plant.

●	Clarification: This is the process by which leafs is separated of the rest of the initial raw material ingress in the industrial section.

●	Concentrate of Reb A: The glycosides are separated and recovered from the remaining mass with an inverse osmosis process.

●	Crystal process: The crystals are obtained with a spry process.

Market, Customers and Distribution Methods

In 2008, Reb-A, a steviol glycoside, was granted GRAS (Generally Recognized as Safe) status by the US Food and Drug Administration following applications by Cargill and Merisant. Since then, approval by legislators across the world has opened the door to new formulations and reformulations of foods and beverages with zero or reduced calorie content using Stevia. In 2009, Stevia was incorporated into leading soft drinks brands manufactured by Coca-Cola and PepsiCo.

Usage of Stevia has continued to increase in recent years and in 2010 Stevia products were launched across thirty-five countries and 38 categories. Within two years of the USA market opening, Nielsen based retail consumption data indicated almost $1 billion of retail sales. Market research group, Mintel, has said it expected sales of Stevia sweetened products to top $2 billion in 2011. U.K. based Zenith International estimates worldwide sales of Stevia extract reached 3,500 tons in 2010 with an overall market value of $285 million and is forecasting that the global market for Stevia will reach 11,000 tons by 2014 requiring the tripling of Stevia leaf production at the farm level to keep pace with consumer demand.

There were two key developments that have opened the Stevia sweetener market. First, there was proven consumer demand for all-natural reduced calorie products where Stevia was blended with sugar reducing caloric value by 30% to 40% without sacrificing the functionality and taste of sugar. Second, high purity total steviol glycosides with reduced Reb-A content were granted GRAS status by the FDA in July 2010. Costing less than sugar and less than 50% of Reb-A, this allowed Stevia products to be formulated across a wide range of sweetness and create an economic advantage while producing a premium all natural low calorie product desired by the consumer.

The two industry leaders, PureCircle and GLG Life Tech, have partnered with major sugar manufacturers in the US (Imperial Sugar), Denmark (NordZucker), France (Tereos), Great Britain (British Sugar), and Australia (Sugar Australia) to market blended reduced calorie products. SteviaCane is a Stevia sucrose retail product being marketed by Natural Sweet Ventures, a joint venture between PureCircle and Imperial Sugar.

The entire sweetener market is nearly $80 billion and split into three main categories: Sugar (82%), High Fructose Corn Syrup (HFCS) - (9%), and High Intensity Sweeteners (HIS) - (9%). Overall the sweetener market is growing, but HFCS and artificial HIS ingredients are being replaced with natural alternatives such as Stevia. In addition, Stevia is being blended with sugar to meet the low calorie consumer requirements while still maintaining functionality and taste.

Stevia’s advantage against artificially produced sweeteners is that it is derived naturally from the plant instead of the chemical processes and formulations that artificial sweeteners use. With growing consumer preference for all-natural products, combined with increasing rates of obesity and diabetes, the demand for an all-natural, zero-calorie sweetener alternative like Stevia is high. Usage of Stevia has continued to increase in recent years. PureCircle, a natural sweetener provider, has estimated that the global Stevia ingredient market could reach $10 billion in just a few years. U.K. based food and drink consultants Zenith International estimated that worldwide sales of Stevia extract reached 3,500 tons in 2010 with an overall market value of $285 million.  Zenith has also forecasted that the global market for Stevia will reach 11,000 tons by 2014 which require the tripling of Stevia leaf production to keep pace with consumer demand.  U.K. based food and drink consultants Zenith International estimated that worldwide sales of Stevia extract reached 3,500 tons in 2010 with an overall market value of $285 million.  Zenith has also forecasted that the global market for Stevia will reach 11,000 tons by 2014 which require the tripling of Stevia leaf production to keep pace with consumer demand.

Once we are able to cultivate and harvest a commercially viable quantity of Stevia leaf, we anticipate entering into off-take agreements with distributors or downstream processors directly for the sale of the leaf.  These buyers will then process the leaf and produce a refined end product to sell to consumers. We anticipate that we will begin producing Stevia end products once we have fully developed our agronomy business.  We anticipate that we will begin downstream processing of Stevia end products once we have fully developed our agronomy business and fully control our internal upstream dry leaf production requirements. This strategy will allow us to lock in, 1) dry leaf quality standards, 2) our cost of raw materials and 3) remove uncertainty of dependence on third party dry leaf commodity traders and distributors.

Competition

The Stevia industry is populated with large, multinational companies engaged in a fully integrated Stevia growth and processing business, as well as smaller startups which focus on agronomy or processing.  The Stevia industry is segmented into three main categories:

●	Plant Breeding and Farming
●	Extraction and Purification
●	Product Formulation and Marketing

Stevia One S.A.C. ("Stevia One"), Wisdom Natural Brands ("Wisdom") and   GLGLife Tech Corporation (“GLG”) are the major participants in this industry framework.  A tabular summary of these companies is provided below:

Company Name	Operating Segment	Public/Private	Geographic Market	Year of Incorporation

PureCircle	Plant Breeding & Farming, Extraction	Public	Americas, Europe, the Middle East, and the Asia Pacific	2007
Stevia One	Plant Breeding and Farming	Private	North America	2011
Wisdom	Product Formulation	Private	North America	1982
Stevia Nutra	Plant Breeding and Farming	Public	Asia, EU and the Americas	2012
GLG	Plant Breeding & Farming, Extraction	Public	Global	1998

PureCircle Limited

PureCircle (LSE: PURE) is the world’s leading producer of high purity Stevia ingredients for the global food and beverage industry.  PureCircle is engaged in the production, marketing and distribution of natural sweeteners. The company is headquartered in Bandar Enstek, Malaysia. PureCircle has a license agreement giving it the right to sell high-purity Reb-A under the PureVia™ brand.  With fully owned businesses in Paraguay and Kenya the pace of development is accelerating rapidly. Partners of PureCircle continue to grow in sixteen countries across four continents including the Americas, Europe, the Middle East, and the Asia Pacific.

PureCircle made its initial public offering on the Alternative Investment Market (“AIM”) of the London Stock Exchange in December 2007.  In 2008 PureCircle announced contract extensions with Cargill (an international producer and marketer of food, agricultural, financial and industrial products and services) and entered into contracts with PepsiCo and Whole Earth Sweetener Company for the supply of high-purity Reb-A for the use in beverages, foods and tabletop sweeteners worldwide.  In 2010 they received a US Notice of Allowance from the US Patent and Trademark Office for the production process of its Stevia derived sweeteners.  In addition, on September 7th 2011 PureCircle announced the opening of a new European headquarters in London and the signing of a UK distribution agreement with Prinova Europe, an ingredient and flavor solutions company.

Stevia One

Stevia One is a privately held company with over 250 employees. The company was founded in 2009. They are establishing their company as a leader in Stevia agricultural science and techniques. The company is based in Lima, Peru with farming operations in Northern Peru.  Stevia One's primary focus is to be the largest, lowest cost, highest quality producer of Stevia leaf in the world. Stevia One is the largest single owned plantation globally and they intend to build and operate an extraction facility in the next few years.

Wisdom Natural Brands™

Wisdom Natural Brands™ (formerly Wisdom Herbs) is a privately held company founded by James May in 1982. Wisdom’s objective has been to provide healthy lifestyle choices for consumers. Wisdom is the parent company of two large consumer brands: SweetLeaf™ Sweetener and Wisdom of the Ancients Tea®. Wisdom is now the largest U.S manufacturer of high-purity, water extracted Stevia and it offers a full line of SweetLeaf™ Stevia products in single serve packets, liquid, powder, tablets and concentrate. Wisdom of the Ancients® sells Stevia teas and a range of other health related products including soaps and strainer straws for straining tea.

GLG Life Tech Corporation

GLG Life Tech Corporation is a public company and a world leader in the production of high quality Stevia. Their operations include Stevia seed breeding, propagation, growth and harvest, extraction, refining and formulation.

GLG has been listed as a public company since 2005 and began trading on the Toronto Stock Exchange in December 2007. Their IPO on the NASDAQ was in November 2009. While the company’s headquarters are based in Vancouver, Canada, GLG’s operations are run out of China. One of GLG’s strongest competitive advantages is the relationship it has with local Chinese provincial and central government agencies which have allowed them to secure agreements in three of China’s largest Stevia growing areas: Dongtai – Jiangsu Province, Mingguang – Anhui Province and Qingdao – Shangdong Province. GLG has 10 year agreements with the governments in Dongtai and Mingguang and a non-binding 20 year agreement with the Juancheng government. These agreements provide GLG with a right of first refusal to purchase all Stevia grown in these cities and exclusivity to process Stevia in these particular cities.

In 2008, GLG signed a strategic alliance and long-term renewable supply agreement with Cargill for the supply of Reb-A extract. GLG has been a supplier to Cargill for three years previous to the new agreement. The conditions of the new alliance mean that GLG would provide a minimum of 80% of Cargill’s Reb-A global requirements for the first five years of the agreement and would be Cargill’s exclusive Chinese supplier.  In December 2010, GLG entered into a joint venture agreement with China Agriculture and Healthy Foods Company Limited (“CAHFC”) to operate All Natural and Zero Calorie Beverage and Foods Company (“ANOC”) which is owned by Dr. Luke Zhang, GLG’s CEO. ANOC was incorporated for the sale and distribution of zero calorie food and beverages contained with GLG’s Stevia extracts in China.

As we are only in the development stages of our operations, we will not effectively compete with any of these established industry participants.  Our main competition will be companies at a similar level of current development, focused on cultivation and production of Stevia leaf.  Though our management believes that the industry is underserviced at this time, we may still compete with these companies, as well as the industry’s more established participants, for resources, financing, land and knowledgeable personnel.

In the face of competition, we may not be successful in cultivating, harvesting and selling our Stevia leaf.  Despite this, we hope to compete successfully in the Stevia industry by:

●	keeping our development and asset acquisition costs low;

●	focusing on the competitive advantages of our geographical location and the experience of our staff and management; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Many of the Stevia companies with which we compete for financing and consumers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on developing their cultivation and harvesting systems. This advantage could enable our competitors to develop their Stevia plantations at a faster rate. Such competition could adversely impact our ability to attain the financing necessary for us to establish our Stevia plantation and their expansions as well as cultivate and harvest a commercially viable amount of Stevia plants.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property other than a copyright to the contents of our website: www.Stevianutra.com.

Research and Development

To date no amounts have been spent on direct research and development. However our company plans to enter into a research and development consulting agreement with a third party to assist in the development of a formulation for our consumer product. This amount will be approximately $5,000 and will likely take place in the month of October, 2012.

Government Regulations

Stevia extracts may be used in a wide variety of consumer products including soft drinks, vegetable products, tabletop sweeteners, confectioneries, fruit products and processed seafood products, in a wide range of countries, including almost all major markets, and as a dietary supplement in others. Clinical studies have supported the safety and stability of Stevia's various high purity compounds used in food and beverages. There is no known health threat and this is increasing consumer confidence in Stevia as a sugar substitute.  Cargill and Merisant each submitted applications to the United States and Drug Administration (FDA) in 1998 for GRAS approval. On December 17, 2008 the Stevia extract, Reb-A, received GRAS approval.  In December 2008, Australia and New Zealand approved highly purified forms of Stevia extracts as safe for use in food and beverages. Previously, such extracts had only been permitted for use as a dietary supplement in these countries.

Stevia extracts have been sanctioned by the Ministry of Health of China to be used as a food additive, and are listed in the Sanitation Standard of Food Additives.

In July 2010 the FDA issued GRAS clearance for PureCircle's high purity SG95 Stevia product which opened up opportunities for many more applications as well as more cost effective solutions. Further regulatory clearances were secured for Reb-A in Switzerland and France confirming the growing regulatory support for high purity Stevia. Presently in the wider European Union ("EU") and Canada, Stevia extracts are permitted for use only as a dietary supplement.

Efforts to eliminate the EU restrictions are ongoing. The European Stevia Research Center ("ESC") and the European Stevia Association ("EUSTAS") are EU-based organizations that focus on Stevia research and the elimination of the EU's ban on consumption. The ESC is housed at the Laboratory of Functional Biology at the Katholieke Universities Leuven ("KU Leuven") in Belgium and was founded by Professors Jan Geuns of the Laboratory for Functional Biology and Johan Buyse of the Laboratory of Physiology and Immunology of Domestic Animals at KU Leuven.

In June 2007, the Joint Expert Committee on Food Additives ("JECFA") concluded that steviol glycoside showed no adverse affects and was stable for use in food and acidic beverages under normal conditions, and in June 2008, extended its recommendation for acceptable daily intake of up to four mg per kg body weight per day.

In April 2010, at the request from the European Commission, the European Food Safety Authority's scientific panel on additives, the ANS Panel, assessed the safety of steviol glycosides, sweeteners extracted from plant leaves, and established an acceptable daily intake for their safe use. The assessment has been sent to the European Commission which will consider whether or not to authorize the substances in the European Union for their proposed use in particular in sugar free or reduced energy foods such as certain flavored drinks, confectionery with no added sugar or energy reduced soups.

The toxicological testing conducted by the ANS panel showed that the substances are not genotoxic, nor carcinogenic, nor are they linked to any adverse effects on the human reproductive system or for the developing child. The ADS panel set an acceptable daily intake of four mg per kg body weight per day for steviol glycosides, a level consistent with that already established by JECFA.  EUSTAS believes that the current EU ban on Stevia is out of sync with the current global regulatory environment and the EU could grant approval for Stevia in the near future based on the FDA's decisions and JECFA's decision on the acceptable daily intake of Stevia.

Cambodian Regulations

A significant portion of our initial business operations will occur in Cambodia.  We will be generally subject to laws and regulations applicable to foreign investment in Cambodia. The Cambodian legal system is based, at least in part, on written statutes. However, since these laws and regulations are relatively new and the Cambodian legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. We cannot predict the effect of future developments in the Cambodian legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, the preemption of local regulations by national laws, or the overturn of local government's decisions by the superior government. These uncertainties may limit legal protections available to us.

Employees

As of October 29, 2012 we did not have any employees.  Brian W. Dicks, our sole director and our president, chief financial officer, and treasurer, spends about 30 hours per week on our operations on a consulting basis.  On January 23, 2012, we entered into a consulting agreement with Dr. Ahmed Attia El Sheikh, wherein Dr. El Sheikh has agreed to provide certain consulting services as our company’s chief agronomy officer for a period of five years, effective March 5, 2012, on a consulting basis. Dr. Sheikh spends about 40 hours per week on our operations on a consulting basis.  On June 14, 2012, we appointed Dr. Hilary A. Rodrigues as our chief executive officer.  Dr. Hilary Rodrigues will be coordinating our company’s consumer product development initiative. His skill set is of significant value to this project and his early departure would slow progress in this area. Dr. Rodrigues does not have a contract with our company but is a shareholder.  Dr. Rodrigues spends about 2 hours per week on our operations on a consulting basis. On June 18, 2012, we appointed David Foo as vice president of Southeast Asia operation. David Foo spends about 5 hours per week on our operations on a consulting basis. Additionally, we plan to engage a number of consultants in the areas of legal and accounting, as well as agronomy and management services on location in Cambodia.

Reports to Security Holders

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC and our filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.    Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We are at the development stage of our business model and therefore our operating history to date is reflective of early planning and development. While growing operations in Cambodia are progressing as expected there could be unforeseen variables that could impact either positively or negatively on operations.

Our independent auditor has raised doubt about our ability to continue as a going concern.

Our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

Newly developed products may not be compatible with market needs resulting in an adverse effect on our sales and earnings.

Our business is particularly subject to changing consumer trends and preferences.  Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes.  If we fail to invest in extensive market research on consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and earnings.

We may encounter substantial competition in our business and failure to compete effectively may adversely affect our ability to generate revenue.

We believe that existing and new competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. Our competitors could develop more efficient products or undertake more aggressive and costly marketing campaigns than ours, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations and financial condition.

Important factors affecting our ability to compete successfully include:

●	the taste and flavor of products;
●	trade and consumer promotions;
●	rapid and effective development of new, unique cutting edge products;
●	attractive and different packaging;
●	branded product advertising; and
●	pricing

In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We rely on the services of certain key personnel. If we fail to keep them employed it may have a material adverse effect on fulfilling our business plan.

Our business relies on the efforts and talents of our president, treasurer and chairman Brian W. Dicks and chief executive officer, Dr. Hilary Rodrigues. The loss of Mr. Dicks’ service could adversely affect the general operations of our business. Although we have entered into a consulting agreement, pursuant to which Mr. Dicks has agreed to provide consulting services as our company’s chief executive officer and president for a period ending June 1, 2014, and Mr. Dicks has not indicated any intention of leaving us, the loss of his service for any reason could have a very negative impact on our ability to fulfill on our business plan. Dr. Rodrigues will be coordinating our company’s consumer product development initiative. His skill set is of significant value to this project and his early departure would slow progress in this area. Dr. Rodrigues does not have a contract with our company but is a shareholder.

Our business also relies on the efforts of our chief agronomy officer, Dr. Ahmed Attia El Sheikh.

The loss of Dr. El Sheik would have significant negative impact on our Cambodia growing operations. However Dr. El Sheik has entered into a five year consulting contract and is unlikely to break the contract as it provides him with both income and share equity incentive and the opportunity to pursue his profession on a global scale.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

Our management concludes that our disclosure controls and procedures were not effective, which may prevent us from filing reports required by the applicable laws and regulations within the time frame required by the applicable rules of the SEC.

Our management concludes that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the responses we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules due to that the fact that we have not completed the process of formally documenting internal controls. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports timely or prevent fraud, our business reputation and operating results could be harmed. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As with other food producers, we are also exposed to risks associated with product liability claims if the consumption of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.  Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our independent distributors and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brand in the industry, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors, grocery stores, retailers and consumers.

We rely primarily on third-party distributors and independent retailers, and this could negatively affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Except for the sales through the internet, we do not sell our products directly to our end customers. We primarily rely on third-party distributors and retailers for the sale and distribution of our products. To the extent that our distributors are distracted from selling our products or do not expend sufficient efforts in managing and selling our products, our sales will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: (i) the level of demand for our brand and products in a particular distribution area; (ii) our ability to price our products at levels competitive with those offered by competing products and (iii) our ability to deliver products in the quantity and at the time ordered by distributors.

There can be no assurance that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Furthermore, shortage of adequate working capital may make it impossible for us to do so. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to maintain and expand our market, which will likely adversely affect our revenues and financial results.

We may never pay any dividends to shareholders.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our future operations are reliant on additional capital

Additional bridge financing via debt or equity will be required in addition to the $75,000 received as part of the Fairhills agreement. We estimate that amount to be approximately $100,000. Additionally, should our company proceed with its plans to establish refining facilities it will have to source additional capital at that time. However this event is approximately twenty-four months away.

Risks Related to Our Common Stock

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”).  The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently our common stock is quoted in the OTCBB market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTCBB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCBB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

If we fail to remain current on our reporting requirements, we could be removed from the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Companies trading on the OTCBB, such as Stevia Nutra, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB. If we fail to remain current on our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Our common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of February 10, 2011, the closing sale price of our common stock was $0.52 per share and, therefore, it is designated a "penny stock." As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	The basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.       Properties

Our office space is currently donated by Brian W. Dicks, our sole director and an officer of our company.  The office totals approximately 200 square feet in area.  Our office is located at 37 Bannisters Road, Corner Brook, Newfoundland, Canada, A2H 1M5.  Our telephone number is 709-660-3056.

Additionally, on March 9, 2012 our wholly owned subsidiary, Mighty Mekong, entered into and closed a Lease Agreement with Sara Ramany, a resident of Cambodia for the lease of 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia.  The land is intended to be used in agricultural production, and more specifically in the cultivation and propagation of Stevia plants.

Under the terms of the Lease Agreement, we will pay an annual fee of $10,000 per year, for an initial term of 5 years.  The agreement may be extended beyond this term by mutual agreement from the two parties. Our company has paid a security deposit of US$20,000 pursuant to this agreement.

On April 30, 2012, Mighty Mekong rented an apartment in Cambodia to house one of our company’s directors when in Cambodia on business. Our company pays $1,500 per month for the rental of the apartment and has paid $4,500 as a security deposit.

Item 3.       Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “STNT.” The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “AAAB”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2012	$1.12	$0.21
April 30, 2012 (2)	Nil	Nil
January 31, 2012 (2)	Nil	Nil
October 31, 2011 (2)	Nil	Nil
July 31, 2011 (2)	Nil	Nil
April 30, 2011 (2)	Nil	Nil
January 31, 2011 (2)	Nil	Nil
October 31, 2010 (2)	Nil	Nil
July 31, 2010 (2)	Nil	Nil

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Our shares did not begin trading until May 22, 2012.

Our shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760is the registrar and agent for our common shares.

Number of Holders

On October 29, 2012, the shareholders' list showed 9 registered shareholders, 77,430,834 common shares outstanding.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common or preferred stock. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2012.

Equity Compensation Plan Information

We have no long-term incentive plans.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2012.

Item 6.       Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended July 31, 2012 and July 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page [INSERT PAGE NUMBER]of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Fiscal Year Ended July 31, 2012 Compared To Fiscal Year Ended July 31, 2011.

Our net loss for the fiscal year ended July 31 2012 was $586,472 compared to a net loss of $19,032 during the fiscal year ended July 31, 2011. During fiscal year ended July 31, 2012, our company generated $nil in revenue.

	Year Ended
	July 31,
	2012	2011
Depreciation	$1,671	$135
General and administrative	$572,132	$15,441
Transfer agent and filing fees	$12,376	$4,164

During the fiscal year ended July 31, 2012, we incurred depreciation expense of $1,671, general and administrative expenses of $572,132 and transfer agent and filing fees of $12,376 compared to $135 in depreciation expense, $15,441 in general and administrative expenses and $4,164 in transfer agent and filing fees incurred during fiscal year ended July 31, 2011. General and administrative expenses incurred during the fiscal year ended July 31, 2012 consisted of: bank charges and interest of $2,835 (2011:  $152); consulting fees of $397,332 (2011: $nil); professional fees of $42,512 (2011: $11,150); miscellaneous charges of $22,500(2010: $4,139) office and operational expenses of $90,501 (2011: $nil) and travel of $16,452 (2011: $nil).

Expenses incurred during fiscal year ended July 31, 2012 compared to fiscal year ended July 31, 2011 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 124,818,466 for the fiscal year ended July 31, 2012 compared to 130,545,210 for the fiscal year ended July 31, 2011.

Liquidity and Capital Resources

Fiscal Year Ended July 31, 2012

Working Capital

	At July 31,
	2012	2011
Current Assets	$30,798	$14,190
Current Liabilities	$63,316	$1,355
Working Capital	$(32,518)	$12,835

Cash Flows
	Year Ended
	July 31,
	2012	2011
Net Cash Used in Operating Activities	$(252,306)	$(24,053)
Net Cash Provided by Financing Activities	$299,508	$25,000
Net Cash Used in Investing Activities	$(33,669)	$(577)
Net increase in cash and equivalents	$13,533	$370

As of July 31, 2012, our current assets were $30,798 and our total liabilities were $63,316. As of July 31, 2012, current assets were comprised of $21,887 in cash, $2,462 in amounts receivable and $6,449 in prepaid expenses; total liabilities were comprised of $3,008 in advances from a director and $60,308 in accounts payable.

As of July 31, 2012, our total assets were $87,296 comprised of current assets as noted above, $31,998 in capital assets and $24,500 in long term deposits.  Stockholders’ equity decreased from $12,835 as of July 31, 2011 to $3,980 as of July 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2012, net cash flows used in operating activities was $252,306 consisting of a net loss of $586,742; depreciation expense of $1,671; shares issued for services of $300,000; decrease in accounts receivable of $2,462; decrease in prepaid expenses of $613; an increase in accounts payable of $60,070 and a decrease in long term deposits of $24,500. For the fiscal year ended July 31, 2011, net cash flows used in operating activities was $24,053. Net cash flows used in operating activities was $276,492 for the period from inception (April 30, 2010) to July 31, 2012.

Cashflow from Investing Activities

As of July 31, 2012, our company used $33,669 in investing activities compared with the use of $577 as of July 31, 2011 with both years relating to the purchase of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended July 31, 2012, net cash from financing activities was $299,508, consisting of $265,000 proceeds received from issuances of common stock, $20,000 proceeds from promissory notes payable and $119,381 in loan from a director less payment of $104,873. For the fiscal year ended July 31, 2011, net cash from financing activities was $25,000 consisting of $24,000 of proceeds received from issuances of common stock and $1,000 in loan from a director. For the period from inception (April 30, 2010) to July 31, 2012, net cash provided by financing activities was $332,625 consisting of $297,000 of proceeds received from issuances of common stock, $20,000 proceeds from notes payable and $120,498 in loan from a director less repayment of $104,873.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We estimate that our expenses over the next 12 months will be approximately $916,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	80,000
Research and development	12 months	20,000
Management and consulting costs	12 months	258,000
Land Acquisition and Leases	2 months	26,000
Acquisition of fixed assets	4 months	132,000
Land Development	12 months	300,000
Acquisition of Stevia seedlings for propagation	1 months	40,000
General and administrative expenses	12 month	60,000
Total		916,000

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of land; (ii) developmental expenses associated with a start-up business; and (iii) development of our cultivation and propagation facilities. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Purchase of Significant Equipment

We intend to purchase equipment related to the cultivation of stevia plants, as noted above, during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our July 31, 2012 and July 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  Our company’s fiscal year end is July 31.

Basis of Consolidation

These consolidated financial statements include the accounts of our company and its wholly owned subsidiary, Mighty Mekong Argo Industries Co., a company incorporated in the Kingdom of Cambodia on January 20, 2012. Control is achieved when our company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities.

The results of the subsidiary acquired are included in the consolidated statement of comprehensive loss from the effective date of incorporation, as appropriate. All inter-company balances and transactions have been eliminated on consolidation

Use of Estimates

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2012 and 2011, our company did not have any cash equivalents

Prepaid Expenses and Deposits

Our company has classified prepaid expenses and deposits held for less than one year as current assets and security deposits held for periods longer than one year as long-term assets.

Fixed Assets

Capital assets are comprised of building renovations, fencing, nursery and computer equipment and are recorded at cost. Our company amortizes the cost of the equipment on a straight-line basis over their estimated useful lives of three years.

Impairment of Long-Lived Assets

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  Our company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Revenue Recognition

Our company will recognize revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company will defer any revenue for which the product has not been delivered or is subject to refund until such time that our company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As our company has a net loss for the years ended July 31, 2012 and 2011, there are no dilutive instruments.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, our company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2012 and 2011, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for our company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for our company on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on our company’s financial position or results of operations.

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.       Financial Statements and Supplementary Data

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

July 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stevia Nutra Corp. (formerly AAA Best Car Rental Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Stevia Nutra Corp. (formerly AAA Best Car Rental Inc. - a Development Stage Company) as of July 31, 2012 and 2011 the related statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2012 and 2011 and for the periods from April 30, 2010 (inception) through July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stevia Nutra Corp., as of July 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and incurred an accumulated net loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
November 5, 2012

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2012 $	July 31, 2011 $

ASSETS

Cash	21,887	8,354
Accounts receivable - Other	2,462	–
Prepaid expenses and deposits	6,449	5,836

Total Current Assets	30,798	14,190

Fixed assets, net	31,998	–
Long term deposits	24,500	–

Total Assets	87,296	14,190

LIABILITIES

Current Liabilities

Accounts payable and accrued expenses	60,308	238
Due to related parties	3,008	1,117

Total Current Liabilities	63,316	1,355

Notes payable	20,000	–

Total Liabilities	83,316	1,355

STOCKHOLDERS’ EQUITY

Common stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share

Issued and outstanding: 77,058,334 and 156,000,000 common shares, respectively	77,058	156,000

Additional paid-in capital	532,559	(124,000)

Accumulated deficit during the development stage	(605,637)	(19,165)

Total Stockholders’ Equity	3,980	12,835

Total Liabilities and Stockholders’ Equity	87,296	14,190

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended July 31, 2012 $	For the Year Ended July 31, 2011 $	Accumulated from April 30, 2010 (date of inception) to July 31, 2012 $

Revenue	–	1,150	1,150

Operating Expenses

Depreciation	1,671	135	1,806
General and administrative	572,132	15,441	587,706
Transfer agent and filing fees	12,376	4,164	16,540

Total Operating Expenses	586,179	19,740	606,052

Loss Before Other Expense	(586,179)	(18,590)	(604,902)

Other expense

Forgiveness of loan	(293)	–	(293)
Loss on sale of fixed assets	–	(442)	(442)

Total other expenses	(293)	(442)	(735)

Net Loss	(586,472)	(19,032)	(605,637)
Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	124,818,466	130,545,210

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Cashflows

	For the Year Ended July 31, 2012 $	For the Year Ended July 31, 2011 $	Accumulated from April 30, 2010 (date of inception) to July 31, 2012 $

Operating Activities

Net loss	(586,472)	(19,032)	(605,637)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,671	135	1,806
Loss on sale of fixed assets	–	442	442
Shares issued for services	300,000	–	300,000

Changes in operating assets and liabilities:

Accounts receivable - other	(2,462)	–	(2,462)
Prepaid expenses	(613)	(5,836)	(6,449)
Accounts payable	60,070	238	60,308
Long term deposits	(24,500)	–	(24,500)

Net Cash Used In Operating Activities	(252,306)	(24,053)	(276,492)

Investing Activities

Acquisition of capital assets	(33,669)	(1,177)	(34,846)
Sale of fixed assets	–	600	600

Net Cash Used In Investing Activities	(33,669)	(577)	(34,246)

Financing Activities

Proceeds from related party	119,381	1,000	120,498
Proceeds from promissory note	20,000	–	20,000
Proceeds from issuance of common stock	265,000	24,000	297,000
Repayment to related party	(104,873)	–	(104,873)

Net Cash Provided by Financing Activities	299,508	25,000	332,625

Change in Cash	13,533	370	21,887

Cash – Beginning of Period	8,354	7,984	–

Cash – End of Period	21,887	8,354	21,887

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Forgiveness of related party debt	12,617	–	12,617
Cancellation of common shares	80,000	–	80,000

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
		Amount	Capital	Stage	Total
	#	$	$	$	$

Balance, April 30, 2010 (Date of Inception)	–	–	–	–	–

Issuance of shares for cash	120,000,000	120,000	(112,000)	–	8,000

Net loss for the period	–	–	–	(133)	(133)

Balance, July 31, 2010	120,000,000	120,000	(112,000)	(133)	7,867

Issuance of shares for cash	36,000,000	36,000	(12,000)	–	24,000

Net loss for the year	–	–	–	(19,032)	(19,032)

Balance, July 31, 2011	156,000,000	156,000	(124,000)	(19,165)	12,835

Issuance of shares for cash	558,334	558	264,442	–	265,000

Issuance of shares for services	500,000	500	299,500		300,000

Cancellation of shares	(80,000,000)	(80,000)	80,000	–	–

Forgiveness of loan to related party	–	–	12,617	–	12,617

Net loss for the year	–	–	–	(586,472)	(586,472)

Balance, July 31, 2012	77,058,334	77,058	532,559	(605,637)	3,980

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

On January 20, 2012, Mighty Mekong Argo Industries Co., Ltd. (“Mighty Mekong”), the Company’s wholly owned subsidiary, was incorporated in the Kingdom of Cambodia to assist with the cultivation and propagation of Stevia plants.

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of July 31, 2012, the Company has not recognized any revenue, and has a working capital deficit of $32,518 and an accumulated deficit of $605,637. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is July 31.

b)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mighty Mekong Argo Industries Co., a company incorporated in the Kingdom of Cambodia on January 20, 2012. Control is achieved when the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities.

The results of the subsidiary acquired are included in the consolidated statement of comprehensive loss from the effective date of incorporation, as appropriate. All inter-company balances and transactions have been eliminated on consolidation

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at July 31, 2012 and 2011, the Company did not have any cash equivalents

e)	Prepaid expenses and deposits

The Company has classified prepaid expenses and deposits held for less than one year as current assets and security deposits held for periods longer than one year as long-term assets.

f)	Fixed assets

Capital assets are comprised of building renovations, fencing, nursery and computer equipment and are recorded at cost. The Company amortizes the cost of the equipment on a straight-line basis over their estimated useful lives of three years.

g)	Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

h)	Revenue Recognition

The Company will recognize revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

i)	Financial Instruments

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

j)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As the Company has a net loss for the years ended July 31, 2012 and 2011, there are no dilutive instruments.

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.    Summary of Significant Accounting Policies (continued)

l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Foreign Currency Translation

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

n)	Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3.     Account Receivable - Other

Other accounts receivable balances consist of value added taxes (“VAT”) paid on expenses in Cambodia for which the Company will refunded by the Government of Cambodia the tax remittances have been filed and assessed

4.     Fixed Assets

	Cost $	Accumulated amortization $	July 31, 2012 Net carrying value $	July 31, 2011 Net carrying value $
Building renovations	18,500	811	17,689	–
Fencing	10,075	653	9,422	–
Nursery	4,590	171	4,419	–
Office equipment	504	36	468	–

Total fixed assets	33,669	1,671	31,998	–

5.     Long Term Deposits

	July 31, 2012 $	July 31, 2011 $
Security deposit on apartment	4,500	–
Security deposit on leased land	20,000	–

Total long term deposits	24,500	–

6.     Notes Payable

a)
On March 5, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 5, 2014. As at July 31, 2012, accrued interest of $203 (2011 - $nil) was recorded in accounts payable and accrued liabilities.

b)
On March 29, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 29, 2014. As at July 31, 2012, accrued interest of $170 (2011 - $nil) was recorded in accounts payable and accrued liabilities.

7.   Common Stock

a)
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

b)
On March 5, 2012, the Company issued 500,000 common shares with a fair value of $300,000 to the Company’s Chief Agronomy Officer pursuant to the consulting agreement dated January 21, 2012. The fair value of the shares was based on the share price per private placements issued during the same period.

c)
On March 9, 2012, a company controlled by the President and Director of the Company cancelled 80,000,000 common shares of the Company.  On issuance of these shares $80,000 was recorded in commons stock and on cancellation $80,000 was removed from common stock and recorded in additional-paid-in capital.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.     Common Stock (continued)

d)	On April 4, 2012, the Company issued 91,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $55,000.

e)	On April 18, 2012, the Company issued 41,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $25,000.

f)	On April 27, 2012, the Company authorized the issuance of 41,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $25,000.

g)	On May 23, 2012, the Company issued 183,333 shares of common stock at a price of $0.60 per share for total proceeds of $110,000.

h)	On July 22, 2012, the Company issued 200,000 shares of common stock at a price of $0.25 per share for total proceeds of $50,000.

8.     Related Party Transactions

As at July 31, 2012, the Company owed $nil (2011 - $1,117) to the former President and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.  On January 4, 2012, the former President and Director of the Company provided the Company with a release from any liabilities owed, resulting in a gain on the forgiveness of the loan of $12,617 which has been applied against additional paid-in capital.

As at July 31, 2012, the Company owed $3,008 (2011 - $nil) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

9.     Concentration of Credit

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. Accounts receivable consists of a VAT receivable and is due from the Government of Cambodia. The carrying amount of financial assets represents the maximum credit exposure.

10.   Income Taxes

The Company has $303,389 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended July 31, 2012 and 2011 as a result of the following:

	2012 $	2011 $

Net loss before taxes	(586,472)	(19,032)
Statutory rate	34%	34%

Expected tax recovery	199,400	6,471
Non-deductible expenses	(102,568)	(46)
Non-deductible loss	–	(150)
Change in valuation allowance	(96,832)	(6,275)

Income tax provision	–	–

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10.   Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at April 30, 2012 and 2010, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $
Net operating losses carried forward	103,152	6,320
Valuation allowance	(103,152)	(6,320)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at July 31, 2012, the Company has no uncertain tax positions.

11.   Commitments

a)
On January 23, 2012, the Company entered into a consulting agreement with a non-related party for services as the Chief Agronomy Officer of the Company. Under the terms of the agreement, the Company will pay $5,416.67 per month, with an annual increase of $853.33 per month and issue 2,500,000 common shares of the Company payable at the rate of 500,000 common shares per annum over a period of five years commencing March 5, 2012. Pursuant to the agreement, 500,000 common shares were issued on March 5, 2012.For the year ended July 31, 2012, the Company recorded consulting expenses of $27,085 pursuant to this agreement with $4,370 of this amount accrued in accounts payable.

b)
On March 1, 2012, the Company entered into two separate consulting agreements with non-related parties whereby the Company will pay $2,500 per month each for a period of one year for consulting services provided to the Company. For the year ended July 31, 2012, the Company recorded total consulting expenses of $25,000 pursuant to these agreements.

c)
On March 1, 2012, the Company entered into a consulting agreement with Miz 1 Consulting whereby the Company with pay Miz 1 Consulting $2,500 per month for a period of one year for consulting services provided to the Company. For the year ended July 31, 2012, the Company recorded consulting expenses of $12,500 pursuant to this agreement.

d)
On March 9, 2012, the Company’s wholly owned subsidiary, Mighty Mekong Argo Industries Co., Inc., entered into a land lease agreement whereby Mighty Mekong will lease 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia to be used for the cultivation and propagation of Stevia plants for US$10,000 per year.  Pursuant to the agreement, the Company paid a security deposit of $20,000 and has included $6,055 of the $10,000 annual payment in prepaid expenses for the portion of the annual expense related to the period subsequent to year end and has recorded $3,945 in general and administrative expenses.

e)
On June 1, 2012, the Company entered into a consulting agreement with a company controlled by the President and Director of the Company for consulting services. Pursuant to the agreement, the Company will pay $3,500 per month for a period of two years from the date of the agreement. For the year ended July 31, 2012, the Company recorded consulting expenses of $7,000 pursuant to this agreement.

f)
On June 1, 2012, the Company’s wholly owned subsidiary, Mighty Mekong, entered into an agreement with a non-related party to provide certain services associated with the cultivation of stevia for a period of twelve months. Pursuant to the agreement the Company will pay $7,000 per month in consideration of the services provided. For the year ended July 31, 2012, the Company recorded consulting expenses of $14,000 pursuant to this agreement.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

12.  Subsequent Events

a)	On August 1, 2012, the Company approved a private placement to issued 60,000 common shares at a price of $0.25 per share for total proceeds of $15,000.

b)
On August 20, 2012, the Company entered into a Financing Agreement with Fairhills Capital Offshore Ltd. whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $3,000,000. Under the terms of the agreement, the Company can settle the amount with the issuance of common shares equal to an issuance price of 75% of the average share price of the Company for the ten trading days prior to notice of settlement.

In connection with the agreement, the Company issued 312,500 shares of common stock at $0.24 per share for total proceeds of $75,000.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of July 31, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2012, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of July 31, 2012, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at July 31, 2012, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Item 9B.    Other Information

On June 14, 2012, we appointed Dr. Hilary A. Rodrigues as chief executive officer of our company.

On June 18, 2012, we appointed David Foo as Vice President of Southeast Asia Operations of our company.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Officers

Our Articles state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at one, and we currently have one director.

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Brian W. Dicks	President, Chief Financial Officer, Treasurer and Director	55	January 4, 2012
Dr. Ahmed Attia El Sheikh	Chief Agronomy Officer	40	March 5, 2012
Robert Dicks	Secretary	49	March 5, 2012
Dr. Hilary A. Rodrigues	Chief Executive Officer	69	June 14, 2012
David Foo	Vice President of Southeast Asia Operations	32	June 18, 2012

Brian W. Dicks, President, Chief Financial Officer, Treasurer and Director

Brian W. Dicks has acted as our president, chief financial officer, treasurer and director since January 4, 2012.

Mr. Dicks brings thirty years of senior management experience in financial and corporate governance within the private sector.  From 2001 to 2008, he was a financial advisor at the Financial Planning Services Ltd., a company that offers independent financial advice and solutions for both individual and business clients in Corner Brook, Newfoundland and Labrador, Canada.  As a financial advisor his primary duty and responsibility included providing corporate and individual financial planning services.  Service areas included insurance brokerage, investment management, retirement planning, group/individual pension plans, group/individual health plans.

Since 2008, Mr. Dicks has been a financial advisor at Alliance Financial Inc., a financial management solutions company with an emphasis on products and services to support corporate and personal financial planning requirements in the province of Newfoundland and Labrador, Canada.  As a financial advisor his duties and responsibilities includes providing corporate and individual financial planning services.  Service areas include insurance brokerage, investment management, retirement planning, group/individual pension plans, group/individual health plans.

Since 2009, Mr. Dicks has been the vice president of Visible Innovation Inc., a company that manufactures photoluminescent products in Corner Book, Newfoundland and Labrador, Canada.  As the vice president his primary duty and responsibility includes the conducting of market research and establishment of a distribution network throughout North America for line of Building and Marine sector code compliant photoluminescent safety products. Additional responsibilities include preparing a marketing business plan to support funding requirements.

We appointed Brian W. Dicks as an officer and director of our company because of his extensive experience in financial planning and management.

Dr. Ahmed Attia El Sheikh, Chief Agronomy Officer

Ahmed Attia El Sheikh has acted as our chief agronomy officer since March 5, 2012.

Dr. Ahmed Attia El Sheikh, was a researcher, with the Breeding and Genetics Department at the Sugar Crops Research Institute, Agricultural Research Center, Ministry of Agriculture, Egypt (1995-2011). He was responsible for the stevia program for developing stevia crop cultivation and breeding as a new crop in the Sugar Crops Research Institute. Dr. El Sheikh has a PhD degree in Agricultural Sciences from Ain-Shams University, Egypt (2005) on stevia propagation methods and attended three training courses in advanced plant breeding in Michigan State University. Dr. El Sheikh was a speaker in the first stevia international conference (Stevia World, Shanghai, China, 2009) and has been a speaker in many conferences and special seminars worldwide (Egypt, China, Syria and USA). Dr. Ahmed Attia El Sheikh has been working on stevia cultivation, propagation and breeding in both academic and private sectors since year 2000 and is an advisor of four post graduate student degrees. During the course of his work, he was able to produce new stevia genotypes higher in both Reb-A content and leaf yield.

We appointed Dr. Ahmed Attia El Sheikh as an officer and director of our company based on his extensive experience in genetics and cultivation research of stevia crops.

Robert Dicks, Secretary

Robert Dicks has acted as our secretary since March 5, 2012.

Mr. Dicks is President and owner of Visible Innovation Inc., a private company he started in 2008. The Company is engaged in the manufacturer of certified photoluminescent safety products for regulated use in various sectors including buildings, industrial, mining, marine and oil and gas.

Prior to his current position he worked for the Coleman Group of Companies in Newfoundland, Canada where his career included operational management of production departments, implementation of purchasing and distribution software systems, Occupational Health and Safety, human resources, marketing,  procurement, distribution, product development (R&D) and manufacturing processes.

Mr. Dicks earned a B.Comm. degree from Memorial University, NL, Canada.

Dr. Hilary A. Rodrigues, Chief Executive Officer

Hilary A. Rodrigues has acted as our chief financial officer since June 14, 2012.

Dr. Hilary Rodrigues is a successful entrepreneur and passionate advocate for healthy living.  He studied dentistry at the University of London, England in 1969 and was appointed a lecturer at the Royal Dental Hospital.  He subsequently moved to Whitbourne, Newfoundland in 1974 to found the rural practice he continues to service today.

Dedicated to volunteerism, Dr. Rodrigues has served not only his local, but the international community in many capacities.  As both a mayor and deputy mayor of his municipality, an International Red Cross delegate, a member of the Canadian Agri-Foods Marketing Council and past chairman of the food and beverage committee of the Canadian Manufacturers and Exporters, Newfoundland and Labrador branch, Dr. Rodrigues has demonstrated an astute capacity to build bridges across many different forums.  His appointment to the Premier’s Committee, “Social Strategic Plan for Newfoundland and Labrador” in 2002 is a case in point for Dr. Rodrigues’ wide sphere of influence.

He founded the Rodrigues Winery, Newfoundland and Labrador’s first commercial winery and quickly developed an extensive network of contacts in the food and beverage industry in North America.  Since the company’s humble beginnings in 1993, it has grown into an award-winning exporter of unique berry-flavoured wine.  It was certified Kosher in 1998, making Rodrigues Winery the only Canadian winery with this distinction.  The company currently distributes its products in Canada, the U.S. and Japan.

Late in 2011, Dr. Rodrigues expanded into the health food market founding Sedna Nutraceuticals Inc.  Foods such as blueberries, partridgeberries, cranberries and sea-buckthorn have a medicinal effect on human health and the company uses cutting edge technologies for the production of nutrients, such as vitamin supplements.

Dr. Rodrigues joins Stevia Nutra Corporation as CEO and will be instrumental in ensuring the company becomes the world’s foremost producer of high quality stevia.

We appointed Dr. Hilary A. Rodrigues as our company’s chief executive officer because of his extensive network of contacts in the food and beverage industry in North America.

David Foo, Vice President of Southeast Asia Operations

David Foo has acted as our vice president of Southeast Asia operations since June 18, 2012.

Mr. Foo has spent the past six years in Cambodia.  During this time, he developed the ability to communicate within, and understand, the local business environment while dealing with complex business challenges.  He also developed an extensive network of business relationships in Cambodia’s public and private sectors.

Since 2009, he has been the chief operating officer of Ecologica Co. Ltd., a company that specializes in natural resource, infrastructure and agro-forestry project development.  Mr. Foo is responsible for overseeing the group’s business activities and interests throughout Asia-Pacific.

Prior to joining Ecologica Co. Ltd., he was a development director for foreign investors on several agro projects in Cambodia.

He earned a Bachelor of Business degree in Business Management from Australia’s International Hotel School and a Masters degree at Monash University in Melbourne in Development.  Mr. Foo currently resides in Phnom Penh, Kingdom of Cambodia.

We appointed Mr. Foo as our company’s vice president of Southeast Asia operations because he has an extensive network of contacts in South Asia and his ability to raise capital.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders.  Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Code of Ethics

We have not yet adopted a corporate code of ethics. When we do adopt a code of ethics, we will announce it via the filing of a current report on form 8-K.

Family Relationships

The President and Secretary of our company are family members.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file.

Our company is not aware of Section 16(a) filings required by any directors and executive officers and holders of more than 10% of our company’s common stock during the fiscal year ended January 31, 2012 that have not been timely  filed.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our Board of Directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our Board of Directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2012 and 2011; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Total ($)
Brian W. Dicks(2) President, Chief Financial Officer, Treasurer and Director	2011 2012	N/A NIL	N/A 14,112
Dr. Ahmed Attia El Sheikh(3) Chief Agronomy Officer	2011 2012	N/A NIL	N/A 3,027,088
Robert Dicks (4) Secretary	2011 2012	N/A NIL	N/A NIL
Hilary A. Rodrigues(5) Chief Executive Officer	2011 2012	N/A NIL	N/A NIL
David Foo(6) Vice President of Southeast Asia Operations	2011 2012	N/A NIL	N/A 2,500
Suresh Gupta, (7) Former President, Chief Executive Officer, Chief Financial Officer, and Director	2011 2012	NIL NIL	NIL NIL

(1)
We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)	Brian W. Dicks was appointed as our president, chief executive officer, chief financial officer, treasurer and director on January 4, 2012. He resigned as chief executive officer on June 14, 2012.
(3)	Dr. Ahmed Attia El Sheikh was appointed as our chief agronomy officer on March 5, 2012.
(4)	Robert Dicks was appointed as our secretary on March 5, 2012.
(5)	Dr. Hilary a. Rodrigues was appointed as our chief executive officer on June 14, 2012.
(6)	David Foo was appointed as our vice president of Southeast Asia operations on June 18, 2012.
(7)	Suresh Gupta resigned as president, chief executive officer, chief financial officer and director on January 4, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity award:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Ahmed Attia El Sheikh, Chief Agronomy Officer						500,000	$300,000

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers receive stock options at the discretion of our Board. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our
Board.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Management Agreements

On January 23, 2012, we entered into a consulting agreement with Dr. Ahmed Attia El Sheikh, wherein Dr. El Sheikh has agreed to provide certain consulting services as our Chief Agronomy Officer for a period of five years, effective March 5, 2012.  As compensation, we have agreed to pay to Dr. El Sheikh $5,416.67 per month during the first year of services which will increase by $833.33 for every year of service provided by Dr. El Sheikh, up to a maximum increase of $4,166.67 per month during the fifth year of service.  In addition to the cash consideration, we have agreed to allot to Dr. Sheikh 500,000 shares of our common stock issuable every year during the term of the consulting agreement, up to a total of 2,500,000 shares.  As per the effective date of the agreement, we appointed Dr. El Sheikh as our Chief Agronomy Officer on March 5, 2012.

Effective June 1, 2012, we entered into a consulting agreement with Atlantic and Pacific Communications Ltd., a company controlled by Brian W. Dicks, whereby Mr. Dicks has agreed to provide consulting services as our company’s chief executive officer and president, for a period ending June 1, 2014.  In consideration for Mr. Dicks agreeing to provide such consulting, we have agreed to pay Mr. Dicks a salary of $3,500 per month during the term of the consulting agreement.

Compensation of Directors

Other than disclosed in this report, our directors did not receive any compensation for their services as directors from our inception to the date of this report.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions.  The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 29, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Brian W. Dicks (2) 37 Bannisters Road, Corner Brook, Newfoundland, Canada, A2H 1M5	17,000,000	22%

Common Stock	Ahmed Attia El Sheikh (3) 37 Bannisters Road, Corner Brook, Newfoundland, Canada, A2H 1M5	500,000	*

	Robert Dicks (4) 21 Randolph Place Corner Brook, Newfoundland Canada, A2H 5L1	nil	N/A

	Hilary A. Rodrigues(5) PO Box 98, 202 Main Street Whitbourne, NL, A0B 3K0	nil	N/A

	David Foo(6) 21B, Borey Sunway, Toul Kork Phnom Penh, Kingdom of Cambodia	nil	N/A

	All Officers and Directors as a Group	17,500,000	23%

	All 5%+ Shareholders as a Group	17,000,000	22%

(1)	Based on 77,430,834 issued and outstanding shares of our common stock as of October29, 2012.
(2)	Brian W. Dicks is our president, chief financial officer, secretary, treasurer and director. All of Mr. Dick’s shares are held in the name of Atlantic and Pacific Communications Inc.
(3)	Dr. Attia El Sheikh is our chief agronomy officer.
(4)	Robert Dicks is our secretary.
(5)	Hilary A. Rodrigues is our chief executive officer.
(6)	David Foo is our vice president of Southeast Asia operations.

   *   Less than 1%

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

As of October 31, 2011 we owed $12,617 ($1,117 at July 31, 2011) to our former sole officer and director, Suresh Gupta.  The amount was due on demand, non-interest bearing and unsecured.  On January 4, 2012, Mr. Gupta entered into an agreement with our current sole director and officer, Brian Dicks, to sell 120,000,000 shares of our common stock for $50,000 to Mr. Dicks.  As part of this transaction, Mr. Gupta provided us with a cancellation of all debts previously owed to him.

On March 9, 2012, Brian W. Dicks, our officer and sole director, cancelled 80,000,000 shares of our common stock held the name of Atlantic and Pacific Communications Inc., and transferred an additional 23,000,000 to various consultants and individuals who will aid our company in developing its business of cultivating and propagating Stevia.

On January 23, 2012, we entered into a consulting agreement with Dr. Ahmed Attia El Sheikh, wherein Dr. El Sheikh has agreed to provide certain consulting services as our chief agronomy officer for a period of five years, effective March 5, 2012.  As compensation, we have agreed to pay to Dr. El Sheikh $5,416.67 per month during the first year of services which will increase by $833.33 for every year of service provided by Dr. El Sheikh, up to a maximum increase of $4,166.67 per month during the fifth year of service.  In addition to the cash consideration, we have agreed to allot to Dr. Sheikh 500,000 shares of our common stock issuable every year during the term of the consulting agreement, up to a total of 2,500,000 shares.

Effective June 1, 2012, we entered into a consulting agreement with Atlantic and Pacific Communications Ltd., a company controlled by Brian W. Dicks, whereby Mr. Dicks has agreed to provide consulting services as our company’s president, for a period ending June 1, 2014.  In consideration for Mr. Dicks agreeing to provide such consulting, we have agreed to pay Mr. Dicks a salary of $3,500 per month during the term of the consulting agreement.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our securities are quoted on the OTCBB which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2012 and for fiscal year ended July 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2012 $	July 31, 2011 $
Audit Fees	5,650	5,600
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	5,650	5,600

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.	Exhibits, Financial Statements Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2012)
(10)	Material Contracts
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
Consulting Agreement between our company and Atlantic and Pacific Communications Ltd. dated June 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012)

Agreement to Provide Services between our company and Mighty Mekong Industries Co. Ltd. and Ecologica Co. Ltd. dated June 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 7, 2012)

Investment Agreement between our company and Fairhills Capital Offshore Ltd. dated August 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
Registration Rights Agreement between our company and Fairhills Capital Offshore Ltd. dated August 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
Securities Purchase Agreement between our company and Fairhills Capital Offshore Ltd. dated August 20, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
(21)	Subsidiaries of the Registrant
21.1	Health Power Trading Ltd., a British Virgin Islands company Mighty Mekong Agro Industries Co. Ltd., a Cambodian company.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA NUTRA CORP.

Dated: November 6, 2012	/s/ Hilary A. Rodrigues
Hilary A. Rodrigues
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2012	/s/ Brian W. Dicks
Brian W. Dicks
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 6, 2012	/s/ Brian W. Dicks
Brian W. Dicks
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)