Form 10-Q
period 2012-10-31
STEVIA NUTRA CORP.
filed 2012-12-26
CIK 1498046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-170128

STEVIA NUTRA CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3038945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37 Bannisters Road, Corner Brook, Newfoundland, Canada	A2H 1M5
(Address of principal executive offices)	(Zip Code)

(709) 660-3056
(Registrant’s telephone number, including area code)
N/A
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
77,430,834 common shares issued and outstanding as of December 24 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended October 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

October 31, 2012

(unaudited)

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	8

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	October 31, 2012 $	July 31, 2012 $

ASSETS

Cash	2,852	21,887
Accounts receivable	4,661	2,462
Prepaid expenses and deposits	3,764	6,449
Total Current Assets	11,277	30,798

Fixed assets, net	30,156	31,998
Long term deposits	24,500	24,500
Total Assets	65,933	87,296

LIABILITIES

Current Liabilities

Bank overdraft	6,550	–
Accounts payable	71,915	60,308
Due to related parties	6,558	3,008
Stock price protection liability	75,000	–
Total Current Liabilities	160,023	63,316

Notes payable	20,000	20,000
Total Liabilities	185,023	83,316

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 77,430,834 and 77,058,334 common shares, respectively	77,431	77,058
Additional paid-in capital	622,186	532,559
Accumulated deficit during the development stage	(813,707)	(605,637)
Total Stockholders’ Equity (Deficit)	(114,090)	3,980
Total Liabilities and Stockholders’ Equity (Deficit)	65,933	87,296

(The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended October 31, 2012 $	For the Three Months Ended October 31, 2011 $	Accumulated from April 30, 2010 (date of inception) to October 31, 2012 $

Revenue	–	–	1,150

Operating Expenses

Depreciation	2,872	–	4,678
General and administrative	202,677	15,475	790,383
Transfer agent and filing fees	2,521	2,773	19,061

Total Operating Expenses	208,070	18,248	814,122

Loss before other expense	(208,070)	(18,248)	(812,972)

Other expense

Forgiveness of loan	–	–	(293)
Loss on sale of fixed assets	–	–	(442)

Net Loss	(208,070)	(18,248)	(813,707)
Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	77,382,628	156,000,000

(The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Cashflows
(unaudited)
	For the Three Months Ended October 31, 2012 $	For the Three Months Ended October 31, 2011 $	Accumulated from April 30, 2010 (date of inception) to October 31, 2012 $

Operating Activities

Net loss for the period	(208,070)	(18,248)	(813,707)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,872	–	4,678
Loss on sale of fixed assets	–	–	442
Loss on share price protection	75,000	–	75,000
Shares issued for services	–	–	300,000

Changes in operating assets and liabilities:

Accounts receivable	(2,199)	–	(4,661)
Bank overdraft	6,550	–	6,550
Prepaid expenses	2,685	2,500	(3,764)
Accounts payable and accrued liabilities	11,607	(238)	71,915
Security deposits	–	–	(24,500)

Net Cash Used In Operating Activities	(111,555)	(15,986)	(388,047)

Investing Activities

Purchase of fixed assets	(1,030)	–	(35,876)
Sale of fixed assets	–	–	600

Net Cash Used In Investing Activities	(1,030)	–	(35,276)

Financing Activities

Proceeds from related party	3,550	12,500	124,048
Repayment to related party	–	(1,000)	(104,873)
Proceeds from promissory note	–	–	20,000
Proceeds from issuance of common shares	90,000	–	387,000

Net Cash Provided by Financing Activities	93,550	11,500	426,175

Change in Cash	(19,035)	(4,486)	2,852

Cash – Beginning of Period	21,887	8,354	–

Cash – End of Period	2,852	3,868	2,852

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities

Forgiveness of related party debt	–	–	12,617
Cancellation of common shares	–	–	80,000

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of October 31, 2012, the Company has not recognized any revenue, has a working capital deficit of $148,746, and has an accumulated deficit of $813,707. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a)	Interim Consolidated Financial Statements

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

b)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c)	Prepaid expenses and deposits

The Company has classified prepaid expenses and deposits held for less than one year as current assets and security deposits held for periods longer than one year as long-term assets.

d)	Basic and Diluted Net Loss per Share

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

e)	Financial Instruments

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31 and July 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.    Stock Price Protection Liability

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

In connection with the financing agreement, the Company also entered into a securities purchase agreement with Fairhills.  Pursuant to the securities purchase agreement, Fairhills purchased 312,500 shares of common stock at $0.24 per share for total proceeds of $75,000.

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

3.    Stock Price Protection Liability (continued)

The securities purchase agreement also contains a price protection provision. According to the price protection provision, the shares to be purchased pursuant to the securities purchase agreement will be valued at 25% discount to the price of the Company’s common stock on the effectiveness date (the “Share Value”).  In the event that the Share Value is less than $75,000, the Company will issue additional shares of registered common stock to Fairhills Capital, such that the value of the total shares being issued to Fairhills Capital will total $75,000 but limited to a floor of $0.05 per share and includes an option for the Company to repay and differences resulting from the stock price protection provision in cash or with the issuance of additional shares.  Due to the Company’s stock has decreased since the date of the Share Purchase Agreement, the Company has recorded a liability of $75,000 relating to the stock price protection provision.

4.    Notes Payable

a)
On March 5, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 5, 2014. As at October 31, 2012, accrued interest of $329 (2012 - $203) was recorded in accounts payable and accrued liabilities.

b)
On March 29, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 29, 2014. As at October 31, 2012, accrued interest of $296 (2012 - $170) was recorded in accounts payable and accrued liabilities.

5.    Common Stock

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

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

5.     Common Stock (continued)

f)	On April 27, 2012, the Company authorized the issuance of 41,667 shares of common stock at a price of $0.60 per share for total cash proceeds of $25,000.

g)	On May 23, 2012, the Company issued 183,333 shares of common stock at a price of $0.60 per share for total proceeds of $110,000.

h)	On July 22, 2012, the Company issued 200,000 shares of common stock at a price of $0.25 per share for total proceeds of $50,000.

i)	On August 1, 2012, the Company issued 60,000 shares of common stock at a price of $0.25 per share for total proceeds of $60,000.

j)	On August 14, 2012, the Company issued 312,500 shares of common stock at a price of $0.24 per share for total proceeds of $75,000.

6.     Related Party Transactions

a)	As at October 31, 2012, the Company owed $3,008 (2012 - $3,008) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)
As at October 31, 2012, the Company owed $3,550 (2012 - $nil) to a company controlled by the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

7.     Commitments

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

7.     Commitments (continued)

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

8.    Subsequent Events

There were no events subsequent to the three months ended October 31, 2012 that would warrant further disclosures.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Stevia Nutra Corp., and, unless otherwise indicated, our wholly owned subsidiary, Health Power Trading Ltd., a British Virgin Islands company and our wholly owned subsidiary, Mighty Mekong Agro Industries Co. Ltd., a Cambodian company.

General Overview

We were incorporated in Nevada on April 30, 2010 under the name AAA Best Car Rental Inc. We planned to offer discounted car rental services, by acquiring late model vehicles from used car auctions.  On January 4, 2012, we underwent a change of control and a change in management through the purchase of 8,000,000 pre-split shares of our stock by Atlantic and Pacific Communications Inc., from our former director and officer, Suresh Gupta.  On January 11, 2012, we received approval from our board of directors, and Atlantic and Pacific Communications Inc., our majority shareholder, to effect a change of name to Stevia Nutra Corp., increase our authorized capital to 200,000,000 shares of common stock and to effect a forward split of our issued and outstanding shares on a 1 old for 15 new basis.  On January 25, 2012, we filed a certificate of amendment to change our name to Stevia Nutra Corp., with the Secretary of State of Nevada which became effective in the State of Nevada on March 5, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”).  We maintain our business offices at 37 Bannisters Road, Corner Brook, Newfoundland, Canada, A2H 1M5, and our telephone number is (709) 660-3056.

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

Effective June 1, 2012, we entered into a consulting agreement with Atlantic and Pacific Communications Ltd., a company controlled by director and officer Brian W. Dicks, whereby Mr. Dicks has agreed to provide consulting services as our company’s president, for a period ending June 1, 2014.  In consideration for Mr. Dicks agreeing to provide such consulting, we have agreed to pay Mr. Dicks a salary of $3,500 per month during the term of the consulting agreement.

Also effective June 1, 2012, Mighty Mekong Agro Industries Co. Ltd., our wholly-owned subsidiary, entered into an agreement with Ecologica Co. Ltd., whereby Ecologica has agreed to provide certain services, associated with the cultivation of stevia, to Mighty Mekong and our company for a period of twelve months.  Pursuant to the terms of the agreement, Ecologica will receive payments of $7,000 per month, in consideration for the services provided.

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

On December 20, 2012, we amended the share purchase agreement with Fairhills limiting the price protection provision to a floor of $0.05 per share and to include the option for us to repay any difference resulting from the stock price protection provision in cash or with the issuance of additional shares.

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

Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011.

Our net loss for the three months ended October 31 2012 was $208,070 compared to a net loss of $18,248 during the three months ended October 31, 2011. During three months ended  October 31, 2012, our company has not generated any revenue.

	Three Months Ended
	October 31,
	2012	2011
Depreciation	$2,872	$Nil
General and administrative	$202,677	$15,475
Transfer agent and filing fees	$2,521	$2,773

During the three months ended October 31, 2012, we incurred depreciation expense of $2,872, general and administrative expenses of $127,677 and transfer agent and filing fees of $2,521 compared to $Nil in depreciation expense, $15,475 in general and administrative expenses and $2,773 in transfer agent and filing fees incurred during three months ended October 31, 2011. General and administrative expenses incurred during the three months ended October 31, 2012 consisted of bank charges and interest of $849 (2011:  $25); consulting fees of $54,050 (2011: $Nil); professional fees of $11,614 (2011: $2,950); office and operational expenses of $57,472 (2011: $12,500), travel of $3,692 (2011: $Nil) and loss on stock price protection of $75,000 (2011: $Nil).

Expenses incurred during three month period ended October 31, 2012 compared to three month period ended October 31, 2011 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, consulting costs and loss on stock price protection.

The weighted average number of shares outstanding was 77,382,628 for the three month period ended October 31, 2012 compared to 10,400,000 for the three month period ended October 31, 2011.

Liquidity and Capital Resources

Three Months Ended October 31, 2012

Working Capital

	At October 31, 2012	At a July 31, 2012
Current Assets	$11,277	$30,798
Current Liabilities	$160,023	$63,316
Working Capital	$(148,746)	$(32,518)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2012	2011
Net Cash Used in Operating Activities	$(111,555)	$(15,986)
Net Cash Provided by Financing Activities	$93,550	$11,500
Net Cash Used in Investing Activities	$(1,030)	$ Nil
Net increase (decrease) in cash and equivalents	$(19,035)	$(4,486)

As at October 31, 2012, our company had a cash balance of $2,852 and total assets of $65,933 compared with a cash balance of $21,887 and total assets of $87,296 as at July 31, 2012.  As of October 31, 2012, current assets were comprised of $2,852 in cash, $4,661 in amounts receivable and $3,764 in prepaid expenses; total liabilities were comprised of $6,550 bank indebtedness, $6,558 in advances from a director and $71,915 in accounts payable.

As at October 31, 2012, our company had total liabilities of $185,023 compared with total liabilities of $83,316 as at July 31, 2012.  The increase in total liabilities was attributed to an increase in both bank indebtedness, accounts payable and advances from a director due to limited cash held as well as amount of $75,000 recorded for stock price protection liability related to the share purchase agreement with Fairhills Capital Offshore Ltd.

As at October 31, 2012, our company had a working capital deficit of $148,746 compared with a working capital deficit of $32,518 as at July 31, 2012.  The increase in working capital deficit was due to an increase in current liabilities and a decrease in cash related to current period operations.

Cash Flows from Operating Activities

During the three month period ended October 31, 2012, our company used cash of $111,555 for operating activities as compared to use of $15,986 during the three month period ended October 31, 2011.  The increase in cash used for operating activities during the period was due to payment of outstanding day-to-day obligations incurred by our company during the period.

Cashflow from Investing Activities

During the three month period ended October, 2012, our company used cash of $1,030 for investing activities as compared to use of $Nil during the three month period ended October 31, 2011. The increase in cash used for investing activities during the period was due to the acquisition of fixed assets.

Cashflow from Financing Activities

During the three month period ended October 31, 2012, our company received proceeds of $93,550 compared with $11,500 for the three month period ended October 31, 2011.  The proceeds received included proceeds received from a director and proceeds received for the issuance of common shares.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2012 and July 31, 2012, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer(our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer(our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer(our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Document
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on October 26, 2010)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2012)
(10)	Material Contracts
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

Exhibit Number	Document
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

STEVIA NUTRA CORP.

Dated: December 26, 2012	/s/ Hilary A. Rodrigues
Hilary A. Rodrigues
Chief Executive Officer
(Principal Executive Officer)

Dated: December 26, 2012	/s/ Brian W. Dicks
Brian W. Dicks
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)