Form 10-Q
period 2013-01-31
STEVIA NUTRA CORP.
filed 2013-03-22
CIK 1498046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-170128

STEVIA NUTRA CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-3038945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37 Bannisters Road, Corner Brook, Newfoundland, Canada	A2H 1M5
(Address of principal executive offices)	(Zip Code)

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
77,430,834 common shares issued and outstanding as of March 20, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidatedinterim financial statements for the three and six month periods ended January 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in US dollars)

January 31, 2013

(unaudited)

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	8

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	January 31, 2013 $	July 31, 2012 $

ASSETS

Cash	6,513	21,887
Accounts receivable	5,367	2,462
Prepaid expenses and deposits	1,164	6,449
Total Current Assets	13,044	30,798
Fixed assets, net	27,264	31,998
Long term deposits	24,500	24,500
Total Assets	64,808	87,296

LIABILITIES

Current Liabilities

Accounts payable	113,723	60,308
Due to related parties	2,550	3,008
Stock price protection liability	75,000	–
Total Current Liabilities	191,273	63,316
Notes payable	20,000	20,000
Total Liabilities	211,273	83,316

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock
Authorized: 200,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 77,430,834 and 77,058,334 common shares, respectively	77,431	77,058
Common stock issuable	90,000	–
Additional paid-in capital	622,186	532,559
Accumulated deficit during the development stage	(936,082)	(605,637)
Total Stockholders’ Equity (Deficit)	(146,465)	3,980
Total Liabilities and Stockholders’ Equity (Deficit)	64,808	87,296

(The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2013 $	For the Three Months Ended January 31, 2012 $	For the Six Months Ended January 31, 2013 $	For the Six Months Ended January 31, 2012 $	Accumulated from April 30, 2010 (date of inception) to January 31, 2013 $

Revenue	–	–	–	–	1,150

Operating Expenses
Depreciation	2,892	–	5,764	–	7,570
General and administrative	114,845	12,840	317,522	28,315	905,228
Transfer agent and filing fees	4,638	5,144	7,159	7,917	23,699
Total Operating Expenses	122,375	17,984	330,445	36,232	936,497
Loss before other expense	(122,375)	(17,984)	(330,445)	(36,232)	(935,347)
Other expense
Forgiveness of loan	–	–	–	–	(293)
Loss on sale of fixed assets	–	–	–	–	(442)
Net Loss	(122,375)	(17,984)	(330,445)	(36,232)	(936,082)
Net Loss per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding – Basic and Diluted	77,430,834	156,000,000	77,406,731	156,000,000

(The accompanying notes are an integral part of these financial statements)

STEVIA NUTRA CORP.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Consolidated Statements of Cashflows
(unaudited)

	For the Six Months Ended January 31, 2013 $	For the Six Months Ended January 31, 2012 $	Accumulated from April 30, 2010 (date of inception) to January 31, 2013 $

Operating Activities
Net loss for the period	(330,445)	(36,232)	(936,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,764	–	7,570
Loss on sale of fixed assets	–	–	442
Loss on share price protection	75,000	–	75,000
Shares issued for services	–	–	300,000
Changes in operating assets and liabilities:
Accounts receivable	(2,905)	–	(5,367)
Bank overdraft	–	40	–
Prepaid expenses	5,285	5,000	(1,164)
Accounts payable and accrued liabilities	53,415	11,338	113,723
Security deposits	–	–	(24,500)
Net Cash Used In Operating Activities	(193,886)	(19,854)	(470,378)

Investing Activities
Purchase of fixed assets	(1,030)	–	(35,876)
Sale of fixed assets	–	–	600
Net Cash Used In Investing Activities	(1,030)	–	(35,276)

Financing Activities
Proceeds from related party	3,550	12,500	124,048
Repayment to related party	(4,008)	(1,000)	(108,881)
Proceeds from promissory note	–	–	20,000
Proceeds from issuance of common shares	180,000	–	477,000
Net Cash Provided by Financing Activities	179,542	11,500	512,167
Change in Cash	(15,374)	(8,354)	6,513
Cash – Beginning of Period	21,887	8,354	–
Cash – End of Period	6,513	–	6,513

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

Non-cash investing and financing activities
Forgiveness of related party debt	–	12,617	12,617
Cancellation of common shares	–	–	80,000

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of January 31, 2013, the Company has not recognized any revenue, has a working capital deficit of $178,229, and has an accumulated deficit of $936,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2013 and July 31, 2012, the Company had no cash equivalents.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Cambodian riels. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

3.    Long Term Deposits

Long term deposits represent amounts paid by the Company’s wholly owned subsidiary, Mighty Mekong Argo Industries Co., Inc., as security deposits pursuant to lease agreements entered into during 2012. Long term deposits consist of payments for the following security deposits:

a)
$20,000 paid as a security deposit for the land lease agreement for the lease of 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia (Refer to Note 8(d)). The amount will be repaid to the Company at the end of the lease in five years unless the agreement is extended or terminated earlier than the lease term.

b)	$4,500, representing three month’s rent, paid as a security deposit on an apartment leased by the Company.

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

Pursuant to the agreement, the Company was required to file with the SEC the Registration Statement by the filing deadline and if not filed by this date the Company would be required to make pro rata payments equal to 1% of the aggregate amount invested by Fairhills for each 30-day period for which the Registration Statement is not filed. However, the purchaser has waived the payment for the late filing of the Registration Statement.

The securities purchase agreement also contains a price protection provision. According to the price protection provision, the shares to be purchased pursuant to the securities purchase agreement will be valued at 25% discount to the price of the Company’s common stock on the effectiveness date (the “Share Value”). In the event that the Share Value is less than $75,000, the Company will issue additional shares of registered common stock to Fairhills Capital, such that the value of the total shares being issued to Fairhills Capital will total $75,000 but limited to a floor of $0.05 per share and includes an option for the Company to repay and differences resulting from the stock price protection provision in cash or with the issuance of additional shares.  As the Company’s stock has decreased since the date of the Share Purchase Agreement, the Company has recorded a liability of $75,000 relating to the stock price protection provision.

5.     Notes Payable

a)
On March 5, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 5, 2014. As at January 31, 2013, accrued interest of $455 (July 31, 2012 - $203) was recorded in accounts payable and accrued liabilities.

b)
On March 29, 2012, the Company issued a promissory note for $10,000 to a non-related party. The amount owing is unsecured, with interest accruing at 5% per annum, and due March 29, 2014. As at January 31, 2013, accrued interest of $422 (July 31, 2012 - $170) was recorded in accounts payable and accrued liabilities.

6.     Common Stock

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

6.     Common Stock (continued)

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

k)
During the period ended January 31, 2013, the Company received $90,000 in proceeds relating to a private placement for the issuance of 1,200,000 at $0.075 per share. As these shares were not issued by January 31, 2013, the Company has included the proceeds as common stock issuable.

7.     Related Party Transactions

a)	As at January 31, 2013, the Company owed $nil (July 31, 2012 - $3,008) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)
As at January 31, 2013, the Company owed $2,550 (July 31, 2012 - $nil) to a company controlled by the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

8.     Commitments

a)
On January 23, 2012, the Company entered into a consulting agreement with a non-related party for services as the Chief Agronomy Officer of the Company. Under the terms of the agreement, the Company will pay $5,416.67 per month, with an annual increase of $853.33 per month and issue 2,500,000 common shares of the Company payable at the rate of 500,000 common shares per annum over a period of five years commencing March 5, 2012. For the period ended January 31, 2013, the Company has incurred $32,500 (July 31, 2012 - $27,083) pursuant to this agreement.

Stevia Nutra Corp.
(formerly AAA Best Car Rental Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

8.     Commitments (continued)

b)
On March 1, 2012, the Company entered into two separate consulting agreements with non-related parties whereby the Company will pay $2,500 per month each for a period of one year for consulting services provided to the Company. For the period ended January 31, 2013, the Company recorded total consulting expenses of $30,000 (July 31, 2012 - $25,000) pursuant to these agreements.

c)
On March 1, 2012, the Company entered into a consulting agreement whereby the Company with pay $2,500 per month for a period of one year for consulting services provided to the Company. For the period ended January 31, 2013, the Company recorded consulting expenses of $15,000 (July 31, 2012 - $12,500) pursuant to this agreement.

d)
On March 9, 2012, the Company’s wholly owned subsidiary, Mighty Mekong Argo Industries Co., Inc., entered into a land lease agreement whereby Mighty Mekong will lease 20 hectares of land in the Kampong Speu Province of the Kingdom of Cambodia to be used for the cultivation and propagation of Stevia plants for US$10,000 per year. Pursuant to the agreement, the Company paid a security deposit of $20,000 and has included $1,014 of the $10,000 annual payment in prepaid expenses for the portion of the annual expense related to the period subsequent to the period end and has recorded $5,041 in general and administrative expenses.

e)
On June 1, 2012, the Company entered into a consulting agreement with a company controlled by the President and Director of the Company for consulting services. Pursuant to the agreement, the Company will pay $3,500 per month for a period of two years from the date of the agreement. For the year ended July 31, 2012, the Company recorded consulting expenses of $30,000 (July 31, 2012 - $7,000) pursuant to this agreement.

9.     Subsequent Events

There were no events subsequent to the six months ended January 31, 2013 that would warrant further disclosures.

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

Three and Six Months Ended January 31, 2013 Compared to the Three and Six Months Ended January 31, 2012.

Our net loss for the three months ended January 31, 2013 was $122,375 compared to a net loss of $17,984 during the three months ended January 31, 2012. Our net loss for the six months ended January 31, 2013 was $330,445 compared to a net loss of $36,232 during the six months ended January 31, 2012. During the six months ended January 31, 2013, our company has not generated any revenue.

	Six Months Ended
	January 31,
	2013	2012
Depreciation	$5,764	$	Nil
General and administrative	$317,522		$28,315
Transfer agent and filing fees	$7,159		$7,917

During the three months ended January 31, 2013, we incurred depreciation expense of $2,892, general and administrative expenses of $114,845 and transfer agent and filing fees of $4,638 compared to $Nil in depreciation expense, $12,840 in general and administrative expenses and $5,144 in transfer agent and filing fees incurred during three months ended January 31, 2012. General and administrative expenses incurred during the three months ended January 31, 2013 consisted of  bank charges and interest of $922 (2012:  $340), consulting fees of $54,350 (2012: $Nil), professional fees of $12,980 (2012: $Nil), and office and operational expenses of $46,593 (2012: $12,500).

During the six months ended January 31, 2013, we incurred depreciation expense of $5,764, general and administrative expenses of $317,522 and transfer agent and filing fees of $7,159 compared to $Nil in depreciation expense, $28,315 in general and administrative expenses and $7,917 in transfer agent and filing fees incurred during six months ended January 31, 2012. General and administrative expenses incurred during the six months ended January 31, 2013 consisted of  bank charges and interest of $1,771 (2012:  $678), consulting fees of $108,400 (2012: $Nil), professional fees of $24,594 (2012: $15,137), office and operational expenses of $104,065 (2012: $12,500), travel of $3,692 (2012: $Nil) and loss on stock price protection of $75,000 (2012: $Nil).

Expenses incurred during six month period ended January 31, 2013 compared to six month period ended January 31, 2012 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, consulting costs and loss on stock price protection.

The weighted average number of shares outstanding was 77,406,731 for the six month period ended January 31, 2013 compared to 156,000,000 for the six month period ended January 31, 2012.

Liquidity and Capital Resources

Six Months Ended January 31, 2013

Working Capital

	At January 31, 2013	At a July 31, 2012
Current Assets	$13,044	$30,798
Current Liabilities	$191,273	$63,316
Working Capital	$(178,229)	$(32,518)

Cash Flows
	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012
Net Cash Used in Operating Activities	$(193,886)		$(19,854)
Net Cash Provided by Financing Activities	$179,542		$11,500
Net Cash Used in Investing Activities	$(1,030)	$	Nil
Net increase (decrease) in cash and equivalents	$(15,374)		$(8,354)

As at January 31, 2013, our company had a cash balance of $6,513 and total assets of $64,808 compared with a cash balance of $21,887 and total assets of $87,296 as at July 31, 2012.  As of January 31, 2013, current assets were comprised of $6,513 in cash, $5,367 in amounts receivable and $1,164 in prepaid expenses; current liabilities were comprised of $2,550 in advances from a director, $113,723 in accounts payable and $75,000 as stock price protection liability.

As at January 31, 2013, our company had total liabilities of $211,273 compared with total liabilities of $83,316 as at July 31, 2012.  The increase in total liabilities was attributed to an increase in accounts payable due to limited cash held as well as amount of $75,000 recorded for stock price protection liability related to the share purchase agreement with Fairhills Capital Offshore Ltd.

As at January 31, 2013, our company had a working capital deficit of $178,229 compared with a working capital deficit of $32,518 as at July 31, 2012.  The increase in working capital deficit was due to an increase in current liabilities and a decrease in cash related to current period operations.

Cash Flows from Operating Activities

During the six month period ended January 31, 2013, our company used cash of $193,886 for operating activities as compared to use of $19,854 during the six month period ended January 31, 2012.  The increase in cash used for operating activities during the period was due to payment of outstanding day-to-day obligations incurred by our company during the period.

Cashflow from Investing Activities

During the six month period ended January 31, 2013, our company used cash of $1,030 for investing activities as compared to use of $Nil during the six month period ended January 31, 2012. The increase in cash used for investing activities during the period was due to the acquisition of fixed assets.

Cashflow from Financing Activities

During the six month period ended January 31, 2013, our company received proceeds of $179,542 compared with $11,500 for the six month period ended January 31, 2012.  The proceeds received included proceeds received from a director and proceeds received for the issuance of common shares.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at January 31, 2013 and July 31, 2012, the Company had no cash equivalents.

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

STEVIA NUTRA CORP.

Dated: March 23, 2013	/s/ Hilary A. Rodrigues
Hilary A. Rodrigues
Chief Executive Officer
(Principal Executive Officer)

Dated: March 23, 2013	/s/ Brian W. Dicks
Brian W. Dicks
President, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)